Form 10QSB
period 1999-11-30
CLEMENTS GOLDEN PHOENIX ENTERPRISES INC
filed 2000-01-14
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 1999
Commission file no. 0-27137

                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                    65-0509296
------------------------------------              --------------------
(State or other jurisdiction of                   (I.R.S.Employer
incorporation or organization)                    Identification No.)

3135 S.W. Mapp Road
P.O. Box 268, Palm City, FL                               34991
---------------------------------------           -------------------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number: (561) 287-5958

Securities to be registered under Section 12(b) of the Act:

     Title of each class                       Name of each exchange
                                               on which registered
         None                                           None
-----------------------------------            -----------------------------

                  f/k/a CLEMENTS CITRUS SALES OF FLORIDA, INC.
                           f/k/a LUCID CONCEPTS, INC.
  ----------------------------------------------------------------------------
                   (Former name or former address, if changes
                     since last report) 277 Royal Poinciana
                                 Way, Suite 192
                              Palm Beach, FL 33480

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                         Donald F. Mintmire
                         Mintmire & Associates
                         265 Sunrise Avenue, Suite 204
                         Palm Beach, FL 33480
                         Tel: (561) 832-5696 - Fax: (561) 659-5371

         Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes X           No
                            ---             ---

         As of November 30, 1999, there are 5,980,000 shares of voting stock of the registrant issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

         The following unaudited financial statements contain information regarding the results of operation and balance sheet of Lucid Concepts, Inc. a Florida corporation. On December 31, 1999, the Company consummated a reverse acquisition (the "Reorganization") in accord with a certain Share Exchange Agreement ("Agreement") pursuant to which the Company acquired Clements Citrus Sales of Florida, Inc., a Florida corporation. Subsequent to the closing of the Reorganization the Company approved of the amendment of its Articles of Incorporation in order to change the name of the Company from Lucid Concepts, Inc. to Clements Golden Phoenix Enterprises, Inc. Prior to the Reorganization the Company effected a forward split of its common stock at the rate of 3 to 1, for holders of record on December 30, 1999, with distribution effective January 18, 2000. Total issued and outstanding stock following the forward split and after effecting the Share Exchange Agreement is 5,000,000. The financial information set forth below does not reflect or include the results of operations or the balance sheet of Clements Citrus Sales of Florida, Inc.
Financial statements of Clements and for the Company and Clements on a consolidated basis will be filed by amendment to the Company's Form 8-K dated January 6, 2000, within sixty(60) days following the filing of such Form 8-K.




LUCID CONCEPTS, INC.

TABLE OF CONTENTS

                                                              Page

Balance Sheet.................................................F-2

Statement of Operations and Accumulated Deficit...............F-3

Statement of Changes in Stockholders' Equity..................F-4

Statement of Cash Flows.......................................F-5

Notes to Financial Statements.................................F-6

LUCID CONCEPTS, INC.
( A Development Stage Company)

BALANCE SHEET


November 30,                                                                   1999
---------------------------------------------------------------------- ------------

ASSETS

Current Assets:
     Cash                                                              $     15,200
---- ----------------------------------------------------------------- ------------

TOTAL CURRENT ASSETS                                                   $     15,200
---------------------------------------------------------------------- ------------

                                                                       $     15,200
---- ----------------------------------------------------------------- ------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                  $      2,350
---- ----------------------------------------------------------------- ------------

TOTAL CURRENT LIABILITIES                                              $      2,350
---------------------------------------------------------------------- ------------

                                                                       $      2,350
---- ----------------------------------------------------------------- ------------


STOCKHOLDERS' EQUITY

Common stock - $.001 par value - 50,000,000 shares authorized
     5,980,000 shares issued and outstanding 5,980
     Preferred stock - No par value - 10,000,000
     shares authorized No shares issued or outstanding                            -
     Additional paid-in-capital                                              18,720
     Accumulated deficit                                                    (11,850)
---- ----------------------------------------------------------------- ------------

TOTAL STOCKHOLDERS' EQUITY                                                   12,850
---------------------------------------------------------------------- ------------

                                                                       $     15,200
---- ----------------------------------------------------------------- ------------


     The accompanying notes are an integral part of the financial statements

LUCID CONCEPTS, INC.
( A Development Stage Company)

STATEMENT OF OPERATIONS AND
    ACCUMULATED DEFICIT




For the period June 1, 1999 to November 30,                                1999
------------------------------------------------------------- --------------------
Revenues                                                       $                -
------------------------------------------------------------- --------------------


Operating expenses:
               Professional fees                  $ 5,000
               Organization costs                   1,350                   6,350
--- --------------------------------------------------------- --------------------

Loss before income taxes                                                   (6,350)
               Income  taxes                                                    -
--- --------------------------------------------------------- --------------------

Net loss                                                                   (6,350)

Accumulated deficit - June 1, 1999                                         (5,500)
------------------------------------------------------------- --------------------

Accumulated deficit - November 30, 1999                        $          (11,850)
------------------------------------------------------------- --------------------

Net loss per share                                             $           (0.002)
------------------------------------------------------------- --------------------

Weighted average shares of common stock                        $        5,980,000
------------------------------------------------------------- --------------------











     The accompanying notes are an integral part of the financial statements

LUCID CONCEPTS, INC.
( A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



For the period June 1, 1999 to November 30, 1999
--------------------------------------------------
                                                                                    Additional
                                               Number of   Preferred    Common       Paid - In     Accumulated
                                                  Shares     Stock       Stock        Capital        Deficit           Total
                                      ------------------ ------------- ----------- -------------- ----------------- ---------------
Beginning balance:
    July 5, 1994 - Services            $     5,500,000    $         -   $   5,500   $           -                    $      5,500

Issuance of Common Stock:
    June 1, 1999                               480,000              -         480          18,720              -           19,200


Accumulated deficit                                   -             -           -               -        (11,850)          (11,850)
------------------------------------- ------------------ ------------- ----------- -------------- ----------------- ---------------

                                       $     5,980,000    $         -     $ 5,980    $     18,720  $     (11,850)    $     12,850
--- --------------------------------- ------------------ ------------- ----------- -------------- ----------------- ---------------








     The accompanying notes are an integral part of the financial statements

LUCID CONCEPTS, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS


For the period June 1, 1999 to November 30,                                 1999
------------------------------------------------------------------- -------------
Operating Activities:
        Net loss                                                    $     (6,350)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Accrued expenses                                          2,350
---- --- --- --- -------------------------------------------------- -------------

Net cash used by operating activities
                                                                          (4,000)
------------------------------------------------------------------- -------------

Financing activities:
                                          Issuance of Common Stock        19,200
---- -------------------------------------------------------------- -------------

Net cash provided by financing activities                                 19,200
------------------------------------------------------------------- -------------

Net increase in cash                                                      15,200
------------------------------------------------------------------- -------------

Cash - November 30, 1999                                            $     15,200
------------------------------------------------------------------- -------------





     The accompanying notes are an integral part of the financial statements

LUCID CONCEPTS, INC.
Notes to Financial Statements


Note A - Summary of Significant Accounting Policies:

Organization

Lucid Concepts, Inc. (a development stage company) is a Florida Corporation organized July 5, 1994 to manufacture and market imported products from China in the U.S. and elsewhere. The Company failed in its attempt to implement its initial business plan and during June 1995 abandoned its efforts. The Company had no operations for the period prior to June 1, 1999. There were no transactions from July 1994 to June 1, 1999 that affect the balances reflected in the financial statements as of November 30, 1999.

The Company has a new business plan, which was adopted on or about June 1, 1999, which is to engage in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The assets of the Company will be used for its expenses of operation to implement this plan.

The Company changed its name to Clements Golden Phoenix Enterprises, Inc. effective January 4, 2000.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 year end.

Start - Up Costs

Start - up and organization costs are being expensed as incurred.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INTERIM  FINANCIAL  STATEMENTS

The November 30, 1999 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

On July 5, 1994, the Company issued 5,500,000 shares of common stock, in lieu of cash, for the fair market value of services rendered by its initial shareholders. On or about June 1, 1999, third parties purchased the shares from the initial shareholders. Subsequently, third parties purchased at $0.05 per share, 480,000 shares of the common stock of the Company in a private placement pursuant to Regulation D of the SEC. The $5,000 in professional fees includes the costs and expenses

LUCID CONCEPTS, INC.
Notes to Financial Statements


Note B - Stockholders' Equity (Cont'd):

(including legal fees) associated with the preparation and filing of the registration statement. Included in professional fees are $4,000 in auditing and accounting fees. At November 30, 1999, the Company had authorized 50,000,000 shares of $.001 par value common stock and had 5,980,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of November 30, 1999.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $6,350 that may be offset against future taxable income. If not used, the carry forward will expire in 2019.

The amount recorded as deferred tax assets, cumulative as of November 30, 1999 is $1,000, which represents the amount of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,000, as the Company has no history of profitable operations.

Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through November 30, 1999. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

         The Company is considered a development stage company with limited assets or capital, and with no operations or income since approximately 1995. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically Kevin L. Bell. Mr. Bell has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so.
 It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Mr. Bell to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

          Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

         The Company has no plans to merge or affiliate in any way with Electric.Com, Inc., a wholly owned and fully operational company owned by Mr. Kevin L. Bell. The Company has adopted the position to avoid any potential conflicts of interest with respect to Electric.Com, Inc. and its principle Mr. Kevin L. Bell.


Plan of Operation

         During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

         The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.


Year 2000 Compliance

         The Company did not experience a materially negative impact during the Year 2000 date switch-over and it has determined that there will be minimal impact if any to its business, operations or financial condition since all of the internal software to be developed and utilized by the Company will be and has been upgraded to support Year 2000 versions.

         There can be no assurance, however, that the systems of other companies on which the Company's systems may have to rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Currently the Company does not rely on other systems that might have an adverse effect on any Company systems and does not anticipate any such reliance in the near future.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

Item 1. Legal Proceedings.

         The Company knows of no legal proceedings to which it is a party or to which any of its property is subject, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending November 30, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------    ----------------------------------------------------------
3(i).1         Articles of Incorporation filed March 16, 1995
               (Filed with original 10SB on 8/24/99)

3(i).2         Articles of Amendment filed January 20, 1999
               (Filed with original 10SB on 8/24/99)

3(ii).1        By-laws (Filed with original 10SB on 8/24/99)


27  *          Financial Data Schedule
----------------

*    Filed herewith


(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

     (b) On January 6, 2000, the Company filed a Form 8-K in connection with the Company's acquisition of Clements Citrus Sales of Florida, Inc., a Florida corporation("Clements"). Financial statements of Clements will be filed by amendment to the Form 8-K within 60 days following the date of such filing along with the requisite pro forma financial information regarding the Company and Clements.




                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
                                  (Registrant)

Date: January 14, 2000     BY: /s/Joseph R. Rizzuti
                           -------------------------
                             Joseph R. Rizzuti, COO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                 Signature                         Title

 January 14, 2000      BY: /s/Joseph R. Rizzuti          COO, President
                       -------------------------
                          Joseph R. Rizzuti