Form 10KSB
period 2000-03-31
CLEMENTS GOLDEN PHOENIX ENTERPRISES INC
filed 2000-07-12
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2000

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2000 to March 31, 2000 Commission File No. 0-27137

                    Clements Golden Phoenix Enterprises, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

          Nevada                                       65-0509296
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                        Identification No.)

3135 S.W. Mapp Road
P.O. Box 268, Palm City, FL                            34991
-----------------------------------------           ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number (561) 287-5958 Securities registered under Section 12(b) of the Exchange Act:

Title of each class                               Name of each exchange
                                                  on which registered
      None
----------------------                            -------------------------

Securities registered under Section 12(g) of the Exchange Act:


                         Common Stock, $0.0001 par value
                                (Title of class)
                               -------------------

Copies of Communications Sent to:

                                   Mintmire & Associates
                                   265 Sunrise Avenue, Suite 204
                                   Palm Beach, FL 33480
                                   Tel: (561) 832-5696 Fax: (561) 659-5371

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X               No
                         -----               -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

           State registrant's revenues for its most recent fiscal year. $0

     Of the 5,500,858 shares of voting stock of the registrant issued and outstanding as of April 27, 2000, 3,279,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

                                     PART I

Item 1. Description of Business

           (a)       Business Development

           Clements Golden Phoenix Enterprises, Inc. (the "Company" or "CGPE") is incorporated in the State of Florida. The Company was originally incorporated as Lucid Concepts, Inc. on July 15, 1994. It changed its name to the current name in connection with a share exchange between the Company and Clements Citrus Sales of Florida, Inc., a Florida corporation ("CCSF") on December 31, 1999 (the "Agreement"). The Company is not presently trading on an exchange, but has applied to have its Common Stock quoted on the Over the Counter Bulletin Board by submitting its 15c2-11 application to the National Association of Securities Dealers. Its executive offices are presently located at 3135 S.W. Mapp Road, P.O. Box 268, Palm City, FL 34991. Its telephone number is (561) 287-5958 and its facsimile number is (561) 287-9776.

           The Company is filing this Form 10-KSB in compliance with the effectiveness of its filing on Form 10-SB. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act".)

           The Company was formed with the contemplated purpose to manufacture and market imported products from China in the United States and elsewhere. The business concept and plan was based upon information obtained by the incorporator several years before while working in China. The incorporator was unable to obtain the cooperation and assistance of the Chinese and investors to implement the proposed plan. After development of a business plan and efforts to develop the business failed, all such efforts were abandoned. In December 1999, at the time it acquired CCSF as a wholly-owned subsidiary, its purpose changed to CCSF's initial purpose of citrus exportation.

           On June 1, 1999, all of the issued and outstanding shares of the Common Stock of the Company were acquired from Xaio-Fei Davis, (5,000,000 shares of Common Stock) and Stacy Wolfgang (500,000 shares of Common Stock) its two (2) shareholders. At that time neither was an officer or director of the Company. The shares were purchased from Mrs. Davis by Mr. Kevin L. Bell, the principal of the Company. The shares were purchased from Ms. Stacy Wolfgang on that same date by a group of investors which did not include Mr. Bell. The original shareholders agreed to exchange the 5,500,000 issued and outstanding shares held by such shareholders to the new group of investors in exchange for a commitment by the new group to arrange to pay the costs of the continued operations of the corporation, and bringing its books and records up to date.

           The Company received a total of $19,200.00 ($0.04 per share) from the sale of a total of 480,000 shares of Common Stock, $.001 par value per share (the "Common Stock"), in a self- underwritten offering conducted pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rules 505 and 506 of Regulation D promulgated thereunder. This offering was made in the State of Georgia and the State of Florida to a total of 24 individuals investors. The Company undertook the offering of shares of Common Stock on June 1, 1999, and did not pay any underwriting discounts or commissions. The Company claimed the exemption from registration in connection with each of the offerings under Sections 3(b) and 4(2) of the Act and Rules 505 and 506 promulgated thereunder, Section 10-5-9(13) of the Georgia Code and Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

           The facts relied upon the by the Company to make the federal exemption available include the following: (i) the aggregate offering price for the offering of the shares of Common Stock did not exceed $5,000,000, less the aggregate offering price for all securities sold within the twelve months before the start of and during the offering of the shares in reliance on any exemption under Section 3(b) of, or in violation of Section 5(a) of the Act; (ii) no general solicitation or advertising was conducted by the Company in connection with the offering of any of the shares; (iii) there were no more than 35 purchasers from the Issuer in the offering; (iv) the purchasers were all accredited investors and the books and records of the Company were available and reviewed by each investor; and, (v) the required number of manually executed originals and true copies of Form D were duly and timely filed with the U.S. Securities and Exchange Commission.

           The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In the regard, Mr. Bell supplied such information and was available for such questioning.

           The facts relied upon to make the Georgia Exemption available include the following: (i) the aggregate number of persons purchasing the Company's stock during the 12 month period ending on the date of issuance did not exceed fifteen (15) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by a public solicitation or advertisement; (iii) each certificate contains a legend stating "These securities have been issued or sold in reliance of paragraph (13) of Code Section 10-5-9 of the Georgia Securities Act of 1973 and may not be sold or transferred except in a transaction which is exempt under such act or pursuant to an effective registration under such act"; and (iv) each purchaser executed a statement to the effect that the securities purchased have been purchased for investment purposes. Offerings made pursuant to this section of the Georgia Securities Act have no requirement for an offering memorandum or disclosure document.

           In September 1999, prior to its acquisition by the Company, CCSF extended its then current lease of the premises located at 32C East Osceola
Street, Stuart, FL 34996 with Edward M. Sellian. This property consists of approximately one thousand nine hundred fifty (1,950) square feet of office space, which serves as the Company's executive offices. The lease has been extended through and including May 31, 2002. The Company pays monthly rent in the amount of $2,354 ($2,200 + 7% county sales tax). See Part I, Item 2. "Description of Property".

           In September 1999, CCSF entered into a distribution contract with Hongrun Trade Co., Ltd., one (1) of the largest distributors in Northern China with distribution throughout Beijing, Tianjin and other major cities ("Hongrun"). Hongrun was appointed CCSF's exclusive distributor in the northern district of China, which includes all areas north of the Changjiang (Yangtze) River. Hongrun agreed to exclusively distribute CCSF's concentrated products. CCSF agreed to provide Hongrun with $20,000, $15,000, $10,000 and $5,000 with the first, second, third and fourth orders for promotional expenses. The term of the agreement is for a period of one (1) year. See Part I, Item 1. "Description of Business - (b) Business of Registrant - General - Present"; and Part I, Item
1. "Description of Business - Marketing and Distribution - Distribution".

          On December 31, 1999, the Company, CCSF and the individual holders of all of the outstanding capital stock of CCSF (the "Holders") consummated a reverse acquisition (the "Agreement") pursuant to the agreement of such date. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of Clements Citrus Sales of Florida, Inc. in exchange for 3,750,000 Shares of Common Stock of the Company. The reorganization is being accounted for as a reverse acquisition.

           In connection with the Agreement, John Samartine, a Director, was issued 175,000 shares, Bonnie Ludlum, the Company's current Secretary and a Director, was issued 175,000 shares, Joseph Rizzuti, the Company's current Vice-President, Chief Operating Officer, Treasurer and a Director, was issued 700,000 shares and Henry T. Clements, the Company's current Chairman, President and Chief Executive Officer was issued 1,575,000 shares. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Stockholders' Equity"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           Simultaneously with the closing of the Reorganization, the then officer and director of the Company tendered his resignation in accordance with the terms of the Agreement. John Samartine, Bonnie Ludlum, Joseph Rizzuti and Henry T. Clements were elected to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed Henry T. Clements as Chairman of the Board, President and Chief Executive Officer of the Company; Joseph Rizzuti as Vice President, Chief Operating Officer and Treasurer of the Company; and, Bonnie Ludlum as the Secretary of the Company.

           The Company also announced approval of the amendment of its Articles of Incorporation in order to change the name of the Company from Lucid Concepts, Inc. to Clements Golden Phoenix Enterprises, Inc. Prior to the reorganization the Company effected a forward split of its Common Stock at the rate of 3 to 1, for holders of record on December 30, 1999, with distribution effective January 18, 1999. Total issued and outstanding stock following the forward split and after effecting the Agreement was 5,000,000. See Part II, Item 5. "Market for Common Equity and Related Stockholder Matters, Market Information"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           In January 2000, the Company issued convertible notes to two (2) investors for a total of $125,000. The term of the notes is for a period of three (3) years, and are convertible at any time, in the sole discretion of the noteholders to shares of the Company's restricted Common Stock at a price of $3 per share. Both notes bear interest at a rate of twelve percent (12%) per annum. Interest is payable quarterly in either cash or shares of the Company's restricted Common Stock in the sole discretion of the payee. For such offering, the Company relied upon Section 4(2), Rule 506, and Section 551.29(2) of the Wisconsin Code. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; and
Part III, Item 12. "Certain Relationships and Related Transactions".

           The facts relied upon the by the Company to make the federal exemption available include the following: (i) the aggregate offering price for the offering of the shares of Common Stock did not exceed $5,000,000, less the aggregate offering price for all securities sold within the twelve months before the start of and during the offering of the shares in reliance on any exemption under

Section 3(b) of, or in violation of Section 5(a) of the Act; (ii) no general solicitation or advertising was conducted by the Company in connection with the offering of any of the shares; (iii) there were no more than 35 purchasers from the Issuer in the offering; (iv) the purchasers were all accredited investors and the books and records of the Company were available and reviewed by each investor; and, (v) the required number of manually executed originals and true copies of Form D were duly and timely filed with the U.S. Securities and Exchange Commission.

           The facts relied upon to make the Wisconsin Exemption include the following: The Company filed a notice consisting of a completed Form D as prescribed by Rule 503 of Regulation D under the Securities Act of 1933. This form was signed by the Company, was filed not later than fifteen (15) days after the first sale, and was accompanied by an appropriate fee.

           Since January 2000, the Company has sold 455,858 shares of its Common Stock to one hundred eleven (111) investors. For such offering the Company relied upon Section 4(2) of the Act, Rule 506, Section 11-51-308(1)(p) of the Colorado Code, Section 517.061(11) of the Florida Code, Section 10-5-9(13) of the Geogia Code, Section 402(b)(9) of the Massachusetts Code, Rule 803.7 and
Section 402(b)(21) of the Michigan Code, Section 359(f)(2)(d) of the New York Code, Section 49:3-50(b)(9) of the New Jersey Code, Rule .1211. of the North Carolina Code, Section 109.13 of the Texas Code, Rule 21 VAC 5-40-120 of the Virginia Code and Section 551.29(2) of the Wisconsin Code. See Part III, Item
12. "Certain Relationships and Related Transactions".

           The facts relied upon the by the Company to make the federal exemption available include the following: (i) the aggregate offering price for the offering of the shares of Common Stock did not exceed $5,000,000, less the aggregate offering price for all securities sold within the twelve months before the start of and during the offering of the shares in reliance on any exemption under Section 3(b) of, or in violation of Section 5(a) of the Act; (ii) no general solicitation or advertising was conducted by the Company in connection with the offering of any of the shares; (iii) there were no more than 35 purchasers from the Issuer in the offering; (iv) the purchasers were all accredited investors and the books and records of the Company were available and reviewed by each investor; and, (v) the required number of manually executed originals and true copies of Form D were duly and timely filed with the U.S. Securities and Exchange Commission.

           The facts relied upon to make the Colorado  exemption  available are:
(1) the sale was in compliance with an exemption from registration under section 4(2) of the Securities Act of 1933; and (ii) the Company filed with the State of Colorado securities commissioner a notification of exemption, and paid an exemption fee.

            The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In the regard, the Company supplied such information and was available for such questioning.

           The facts relied upon to make the Georgia Exemption available include the following: (i) the aggregate number of persons purchasing the Company's stock during the 12 month period ending on the date of issuance did not exceed fifteen (15) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by a public solicitation or advertisement; (iii) each certificate contains a legend stating "These securities have been issued or sold in reliance of paragraph (13) of Code Section 10-5-9 of the Georgia Securities Act of 1973 and may not be sold or transferred except in a transaction which is exempt under such act or pursuant to an effective registration under such act"; and (iv) each purchaser executed a statement to the effect that the securities purchased have been purchased for investment purposes. Offerings made pursuant to this section of the Georgia Securities Act have no requirement for an offering memorandum or disclosure document.

           The facts relied upon to make the Massachusetts Exemption available include the following: (i) the Company did not offer to more than twenty-five
(25) persons in Massachusetts during any period of twelve (12) months; (ii) the Company reasonably believed that all the buyers in Massachusetts were purchasing for investment; and (iii) the offer did not involve the payment of any commission or other remuneration for soliciting any buyer in Massachusetts, therefore no notice to the secretary of state was required to be filed.

           The facts relied upon to make the Michigan Exemption include the following: (i) the Company filed a completed SEC Form D with the Michigan Securities Division; (ii) the Company executed a Form U-2 consent to service of process in the state of Michigan; (iii) the forms were filed not later than fifteen (15) days after the first sale of the securities in Michigan; (iv) the Company provided the Michigan State Securities Administrator a copy of the information furnished by the Company to the offerees, which constitutes disclosure adequate to satisfy the anti-fraud provisions of the act; and (v) the Company paid an appropriate filing fee of $100.

           For purposes of Section 359(f)(2)(d) of the New York Code, the facts upon which the Company relied are: (i) (i) the securities were sold in a limited offering to not more than forty (40) persons. The Company filed a Form M-11 in New York.

           The facts relied upon to make the New Jersey Exemption include the following: (i) the sale was to not more than ten (10) persons during any period of twelve (12) consecutive months; (ii) the

Company reasonably believed that all buyers purchased for investment; (iii) no commission or other remuneration was paid for soliciting any prospective buyer; and (iv) the sale was not offered or sold by general solicitation or any general advertisement.

           The facts relied upon to make the North Carolina Exemption include the following: (i) the Company filed a completed SEC Form D with the North Carolina Department of the Secretary of State Securities Division; (ii) the Form was filed not later than fifteen (15) days after the first sale; (iii) the Company executed a Form U-2 consent to service of process; and (iv) the Company paid an appropriate filing fee of $75.

            The facts relied upon to make the Texas Exemption include the following: (i) the Company filed a completed SEC Form D with the Texas State Securities Board; (ii) the form was filed not later than fifteen (15) days after the first sale; (iii) the Company provided the State Securities Board a copy of the information furnished by the Company to the offerees, (iv) the Company executed a Form U-2 consent to service of process; and (v) the Company paid an appropriate filing fee.

           The facts relied upon to make the Virginia Exemption include the following: (i) the Company filed a completed SEC Form D with the Virginia State of Corporation Commission; (ii) the form was filed not later than fifteen (15) days after the first sale; (iii) the Company executed a Form U-2 consent to service of process, appointing the Clerk of the State Corporation Commission as its agent for service of process; and (iv) the Company paid an appropriate filing fee of $250.

           The facts relied upon to make the Wisconsin Exemption include the following: The Company filed a notice consisting of a completed Form D as prescribed by Rule 503 of Regulation D under the Securities Act of 1933. This form was signed by the Company, was filed not later than fifteen (15) days after the first sale, and was accompanied by an appropriate fee.

           In March 2000, the Company issued a convertible note to one (1) investor for $100,000. The term of the note is for a period of one (1) year, and is convertible at any time, in the sole discretion of the noteholders to shares of the Company's restricted Common Stock at a price of $5 per share. The note bears interest at a rate of twelve percent (12%) per annum. Interest is payable quarterly in either cash or shares of the Company's restricted Common Stock in the sole discretion of the payee. For such offering, the Company relied upon
Section 4(2), Rule 506, and Section 359(f)(2)(d) of the New York Code. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; and Part III, Item 12. "Certain Relationships and Related Transactions".

           The facts relied upon the by the Company to make the federal exemption available include the following: (i) the aggregate offering price for the offering of the shares of Common Stock did not exceed $5,000,000, less the aggregate offering price for all securities sold within the twelve months before the start of and during the offering of the shares in reliance on any exemption under Section 3(b) of, or in violation of Section 5(a) of the Act; (ii) no general solicitation or advertising was conducted by the Company in connection with the offering of any of the shares; (iii) there were no more than 35 purchasers from the Issuer in the offering; (iv) the purchasers were all accredited investors and the books and records of the Company were available and reviewed by each investor; and, (v) the required number of manually executed originals and true copies of Form D were duly and timely filed with the U.S. Securities and Exchange Commission.

           For purposes of Section 359(f)(2)(d) of the New York Code, the facts upon which the Company relied are: (i) (i) the securities were sold in a limited offering to not more than forty (40) persons. The Company filed a Form M-11 in New York.

           In May 2000, CCSF entered into a distribution agreement with Qinhuangdao RutherSoft ("RutherSoft") to distribute the Company's fresh citrus products in the provinces of Shanxi, Henan, Heilongjiang, Jilin, Liaoning, Shaanxi, Hubei, Anhui, Sichuan, Hunan and Hebei as well as the municipalities of Beijing and Shanghai on an exclusive basis. RutherSoft must meet certain minimum purchase requirements. The term of the contract is for a period of one (1) year and can be renewed at that time for an additional three (3) years subject to new minimum purchase requirements. During the extended period, either party may unilaterally terminate the contract by paying $50,000 as liquidated damages to the other party. See Part I, Item 1. "Description of Business - (b) Business of Registrant - General - Present"; and Part I, Item 1. "Description of Business - Marketing and Distribution - Distribution".

           See (b) "Business of Registrant" immediately below for a description of the Company's business.

           (b)       Business of Registrant

           General

           The Company was formed in July 1994 and had little or no operations until December, 1999, when it acquired CCSF. CCSF is headquartered in Stuart, Florida, the heart of the famed Indian River citrus growing region. The Company's initial market development has been in the citrus industry. From its earlier days of successfully shipping Florida Grapefruit to Italy in the 1980's, a market with similarly difficult trade barriers at the time, the Company has effectively broken down the agricultural trade barriers with China and is actively developing this new market.

           CCSF has spent the past three (3) years gainfully penetrating and developing a foothold in opening the China Market. CCSF has played an integral part in breaking down the agricultural trade barriers that have kept the enormous Chinese market closed to both U.S. and world agricultural exports. This was achieved by developing personal relationships not only with senior Chinese embassy officials in Washington D.C and government officials in Beijing, China, but also by strengthening the Company management's relationships with Republican and Democratic government officials in the United States.

History

           The Chinese Market has been one which has been traditionally closed to the Western world due to substantial trade barriers put in place by the Chinese Government. Possessing one quarter (1/4) of the World's population, the growth potential for this market is greater than any other. Ninety-six percent (96%) of Chinese consumers have not been exposed to orange juice or any other citrus juice.

           Following the successful transfer of Hong Kong back to the Peoples Republic of China in 1998, the decision was made by senior government officials in Beijing to allow more Western goods into the country. Beijing also relaxed its hold on state run television and allowed western programming, with its commercials. The Chinese consumers are now exposed to the cultures of the western world, including the fitness craze and healthy eating. Although orange juice is still a rare commodity in China, the current trend is moving away from the traditional soft drinks and is now taking aim on the 100% natural juices. This trend is countrywide and is expected to last well into the future.

Present

           Founder and CEO, Henry "Skip" Clements was first introduced to Sam Mok, President of Condor Consulting, LLC, one of the top Chinese Business and Political Consultants in Washington, D.C in September of 1997. This introduction was made possible through a mutual friend and business contact Carol Halett, the Former U.S. Customs Commissioner and Ambassador under the Bush Administration. After much discussion, he determined that Mr. Clements was in an excellent position to take advantage of a market niche that is currently not being serviced within China. Mr. Mok was instrumental in developing and implementing the plan to achieve "Friend of China" status for Clements Citrus, an important step in doing business successfully in China.

           The original business plan of shipping fresh Florida grapefruit to China and then introducing additional citrus products once a market presence had been established, was changed as a result of an extensive trip to China in April 1998. It was during that trip, that CCSF management began to realize that the lucrative market for frozen concentrate 100% orange juice in China had yet to be developed.

           Although test marketing and sampling had been ongoing for a couple years, CCSF frozen concentrate products made their official introduction into the Chinese marketplace at HOFEX '99, the Hong Kong Trade Show, in May of 1999. Over 45 vendors were invited as the Company's guests to the presentation and open forum. All invitees had tasted the Company's product line of Florida Valencia Oranges, Ruby Red Grapefruit and Frozen Concentrate Orange Juice prior to the show and had expressed a strong interest in carrying the Company's products. This forum allowed the Company's management to personally demonstrate the Company's products and poll the participants' reactions. The results were overwhelmingly positive. The Company also determined that there was no other 100% pure frozen concentrate orange juice in a ready to mix can on the Chinese market.

           In September 1999, CCSF entered into a distribution contract with Hongrun, one (1) of the largest distributors in Northern China with distribution throughout Beijing, Tianjin and other major cities. Hongrun was appointed CCSF's exclusive distributor in the northern district of China, which includes all areas north of the Changjiang (Yangtze) River. Hongrun agreed to exclusively distribute CCSF's concentrated products. CCSF agreed to provide Hongrun with $20,000, $15,000, $10,000 and $5,000 with the first, second, third and fourth orders for promotional expenses. The term of the agreement is for a period of one (1) year. See Part I, Item 1. "Description of Business - Marketing and Distribution - Distribution".

           In May 2000, CCSF entered into a distribution agreement with RutherSoft to distribute the Company's fresh citrus products in the provinces of Shanxi, Henan, Heilongjiang, Jilin, Liaoning, Shaanxi, Hubei, Anhui, Sichuan, Hunan and Hebei as well as the municipalities of Beijing and Shanghai on an exclusive basis. RutherSoft must meet certain minimum purchase requirements. The term of the contract is for a period of one (1) year and can be renewed at that time for an additional three (3) years subject to new minimum purchase
requirements.   During  the  extended  period,  either  party  may  unilaterally terminate the contract by paying $50,000 as liquidated damages to the other party. See Part I, Item 1. "Description of Business - Marketing and Distribution
- Distribution".

Business Strategy

           The Company's business strategy, which is dependent upon its continuing to have sufficient cash flow from operations and/or obtaining sufficient additional financing with which to enhance the commercialization of existing and future products, is to be the "First to Market" in providing a high quality, 100% pure, frozen concentrate orange juice. Although the Chinese market is potentially large enough to accept total world production of orange juice and fresh citrus, the corporate strategy has been and still remains simply to be the first into the Chinese market with the best branded frozen concentrate orange juice. By entering the fruit juice market during its infancy, the Company is presented with an opportunity to set frozen concentrate as the benchmark for taste in the citrus market. The Company's orange juice has been developed particular to Chinese taste preferences.

           The second part of the Company's business strategy is to take advantage of growing health consciousness of the Chinese consumer. In China, there is an increasing awareness of health and nutritional issues. Publications, web-sites and organizations promoting good health are becoming increasingly common. Many earlier generations of the single child policy are overweight due to "spoiling" and over consumption of food. This trend is changing as Chinese families are becoming more aware of the health benefits of a proper diet. Government ministries are getting involved with sports, health and education and have begun publicly promoting healthy living and good nutrition. The Company's juices are being promoted as a nutritious health beverage. The Company's advertising and marketing will stress the health benefits of the citrus products including Vitamin C and Folic Acid and the benefits they provide against colds/flu, viruses and cancer. Presently there are no products being marketed this way in China.

           The Company will take advantage of the Chinese consumer's affinity for American products. Distributors are looking for quality American products to carry. The current fruit juice market is fragmented and underdeveloped, and the opportunity is ripe for an American, high quality juice product to exploit.

           A final advantage of the Company's frozen concentrate orange juice is the packaging. Packaging in the twelve (12) ounce can is a considerable benefit to average Chinese consumers that typically carry their groceries long distances, either on their backs or via bicycle. They are lightweight and their small size makes them convenient to carry in backpacks or bicycle baskets.

           In the event that the Company achieves a strong foothold in the Chinese marketplace, the Company intends to introduce other quality products into the market through its already established distribution channels. These other products are expected to include cranberry sauce, frozen concentrate cranberry juice, frozen concentrate red grapefruit juice, frozen concentrate grape and frozen concentrate apple juice. These varieties are expected to be labeled with and promoted as the Company's brands to capitalize on the favorable reputation..

           The Company's revenues to date are zero and it is therefore entirely based upon its capital raising activities. Future revenues are expected to be based upon the distribution arrangements it has entered into with Hongrun and Ruthersoft, as well as additional monies received as a result of sales of the Company's Common Stock. The Company's revenues are dependent on the volume of sales from its products it provides.

           Revenues from sales are recognized in the period in which sales are made. The Company's gross profit margin will be determined in part by its ability to estimate and control direct costs of production and shipping and its ability to incorporate such costs in the price charged to its distributors.

Marketing and Distribution

Marketing

           The following discussion of the Chinese citrus industry, as it relates to the Company's objectives, is of course pertinent only if the Company is successful in maintaining sufficient cash flow from operations and/or obtaining sufficient debt and/or equity financing to commercialize its existing products, to add additional key personnel where needed, and to supplement new product development. In addition, the Company must be able to generate significant profits from operations and/or additional financing to continue expanding the business and/or to fund the anticipated growth, assuming the Company's proposed expanded business is successful. There can be no assurance such financing can be obtained or that the Company's proposed expanded business will be successful.

           There are more than 1.24 billion consumers in China and that number is growing. Approximately ninety-six percent (96%) of these consumers have never been exposed to real orange juice, either in fresh or frozen concentrate form. In fact, what is being portrayed as orange juice in the market place is typically less than ten percent (10%) juice. Refrigerators are becoming common household appliances along major eastern coastal cities. Many households now have distilled water dispensers, an indication that the Chinese people are becoming increasingly more health conscious. Chilled, drinkable, filtered water has also become widely available to the average Chinese consumer. These two (2) trends provide the Company the opportunity to provide and supply orange juice in frozen concentrate form. Although in most major cities today, the majority of families now have refrigeration, this was not the case even five (5) to ten (10) years ago. The Chinese consumer now has the capability to mix the frozen concentrate to their liking. The Company's test marketing has proven the strong demand for a quality juice product. By marketing the Company's orange juice not only as a one hundred percent (100%) juice product, but also as a health food, the Company expects to hit multiple areas of increasing demand by the Chinese consumer.

           The Chinese culture continues to change, as trade between China and the rest of the world continues to thrive. Chinese consumer tastes are evolving, due to increased exposure to Western Media. Utilizing a higher disposable income, the Chinese consumer has shown a willingness to spend more on costly, or luxury goods, especially those that add to their quality of life. One (1) piece of evidence of this has been the incredibly early success of the Tang product. Tang opened the market to Coca Cola and various other successes. Now juice is becoming increasingly popular, as it becomes more available to the Chinese consumer. The health benefits of orange juice alone, as well as its great taste, make it desirable to two (2) sections of Chinese society. The first is the Chinese burgeoning middle class, which stress an importance on the "yuppie" healthy lifestyle. The second is the average Chinese family consumer, which is due in large part to the policy of "one (1) child" for families in metropolitan cities. That one (1) child typically has six (6) people caring for their health [two (2) parents, four (4) grandparents]. In Chinese culture, it is the mother who typically does the food shopping and the grandparents who determine the discretionary purchases. Simply put, the health of the one (1) child is extremely important.

           To gauge the size of the potential market, the Company focused only on families living in major cities, particularly along the coast, due to the fact that most have refrigerators. This number however does not take into consideration the vast institutional market in China, i.e., schools, businesses, hospitals, airlines and train lines, commuters and tourists. The size of the market for fresh fruit is considerably larger, because there is no need for refrigeration. According to the Vice President of Corporate Communications for Sunkist Growers, the Chinese market should reach $500 million in sales of oranges alone, within the first five (5) years.

           Oranges are native to China. The majority of the oranges produced in China are Valencia Oranges and are located primarily in the Chengdu Region in Central China. In the 1997-98 season, China produced only 17% of what the U.S. produces annually, while having five (5) times the population size. The U.S. now produces 12.5 million metric tons (27.56 billion lbs) of oranges annually.

           Orange production in China is widely fragmented and primarily services local populations. Orange groves in China have never been fully developed and cultivated as they have in other parts of the world. It would take many years, and huge amounts of capital, for the Chinese domestic production to get out of the developmental stage. Due to the poor condition of the road system in the countryside where these groves are located, the orange crop is only cultivated in small quantities for local consumption in the surrounding small villages. Very limited amounts actually leave the region. The infrastructure necessary for the development and support of large production capabilities for crops such as oranges, is still in its infancy. Everything from paved roadways, water support systems and soil enrichment processes would be needed. The Company's management has toured and inspected many of the sites in China where oranges are grown.

           Oranges are very popular with Chinese consumers, as is witnessed by the fact that in 1996 there were approximately U.S. $159.7 MM in orange sales in Hong Kong alone. In fact, U.S. oranges accounted for 66.7% of Hong Kong's orange market in 1996, and 85.6% in 1997. U.S. oranges hold 97% and 95% of the Taiwan market as well. The majority of Valencia Oranges that have entered the Chinese market are from California and have been shipped into Hong Kong and re- exported through Quangzhou. At this time, no U.S. company "legally" exports any citrus fruit into the Peoples Republic of China. However, starting in 1999 the Chinese Federal Government began cracking down on these illegal imports and several local government officials have been arrested and placed in jail. As the PRC continues to take steps to open its markets to fall in line with world trade practices, it continues to close the avenues for these illegal imports. The companies that have been involved with the illegal activities are likely to find it difficult to transition into the new economy and new rules.

           There is no Chinese domestic production of grapefruit of any type. The United States produces more grapefruit than all the other grapefruit producing nations combined. Indian River grapefruit is world renowned.

           Currently, ready to mix Florida citrus orange juice ("FCOJ") is not readily available in many foreign countries and China is no exception. There is a very limited amount of frozen concentrate juice product of any type servicing the Chinese marketplace currently. For orange juice products that are currently being offered, the product is shipped in bulk to allow the receivers to mix and package themselves in China. While this method is cheaper for the foreign production facilities, it often presents potential problems for the consumer. Instead of mixing the product to a three (3) to one (1) ratio for the best taste and color, some facilities mix the product five (5) to one (1) or more, thinking that they will gain more product for sale. The production facilities were thinning out the bulk product with additional water and then adding beta-carotene for color and sugar for taste. The bottled product looked horrible and had little taste. The end result is that the taste and appearance of the product turn off the consumer and they will not come back to it. This is the case in the China market.

           Fresh orange juice is provided in the high end hotels and some shopping markets in many of the major cities in China. The high cost of a glass of fresh orange juice, typically U.S. $8-12, is prohibitive to the vast majority of the populace. The target market for fresh orange juice has been the very high end market, mostly foreigners and tourists or the very wealthy China Elite. Presently, the average Chinese consumer has access to affordable tea products, sodas, beer and alcohol. Fruit juice is not available in most small stores and is thus not a common beverage. Much the same way Coca Cola influenced the soft-drink market by being the pioneers in the juice market, the Company intends to shape the way the Chinese consumer feels about orange juice. Prior to Coca

Cola's appearance in the market, the Chinese did not drink cold beverages during the winter. Today, Coke is consumed year round.

           The Chinese market is very receptive to American products and consumer goods that are perceived by the Chinese consumer as American. Coca Cola, McDonald's, Kentucky Fried Chicken, Jeep and IBM are just a few examples. However, these products do not sell solely by virtue of being American. They are also considered by the Chinese consumer to be of relatively high quality.

Market Demand

           The Chinese people like oranges. In developing an estimate for the demand by population of the Peoples Republic of China, the Company has taken into consideration the demand for both fresh citrus products, as well as orange juice, in both Hong Kong and Taiwan. In Hong Kong, oranges are the single largest imported fruit by value and were valued at greater than U.S. $159.7 million in 1996. Hong Kong has the highest rate of orange consumption in the world. This is no doubt due in large part to the fact that it is the major port for illegally re-exporting oranges to the rest of China. In 1996, U.S. oranges accounted for 66.7% of Hong Kong's orange market and in 1997 accounted for 85.6% of the orange market. In Taiwan in 1996 and 1997, U.S. oranges accounted for 97% and 95% of the total orange market respectively. From these figures, the Company has been able to determine that there has been a considerable demand that continues to increase for U.S oranges in the regions where Chinese consumers are able to purchase the product.

Market Penetration

           The Company currently has distribution agreements to distribute both fresh fruit and frozen concentrate orange juice in the northern district of China and in the provinces of Shanxi, Henan, Heilongjiang, Jilin, Liaoning, Shaanxi, Hubei, Anhui, Sichuan, Hunan and Hebei as well as the municipalities of Beijing and Shanghai. After market presence has been firmly established, the Company's products are expected to branch out to develop the market in:
Shenzhen, Dalian, Qingdao, Xi'an, Nanjing, Suzhou, Hangzhou, Guilin, Wuxi, Xiamen Municipality, Fuzhou, Chengdu, and Wuhan. These cities have all been selected based upon several factors:

1.  There is a high level of disposable income in these cities.
2.  Refrigeration is commonplace.
3.  Filtered, chilled, drinking water is readily available.
4.  Strong distribution companies.

Advertising & Marketing

           Management in conjunction with Chinese distributors has developed a very aggressive and creative advertising and marketing campaign that is discussed in more detail below.

Sweepstakes

           The idea of a sweepstakes is relatively new to the Chinese market. Having the opportunity to win a prize is a new concept to the vast majority of Chinese consumers. The very few sweepstakes that have occurred recently in China have had enormous success with several hundred thousand contestants showing up on the day of the drawing. The mere opportunity provided by a sweepstakes is something that the Chinese populace enjoys.

           A sweepstakes sponsored by Company brands and supported by the established distribution network, would be held in a different city each month and continue for four (4) consecutive months. Each sweepstakes will be for one
(1) full month. To qualify, contestants would purchase a can of the Company's FCOJ and retain the label. A consumer would fill out entry forms at the time of purchase. The more cans a person purchases, the more times he would be eligible to enter. The drawing would be held publicly on the last day of each six (6) week sweepstakes. Management would be present to personally select the winners in each sweepstakes. Sweepstakes prizes may include: fifteen (15) Chinese made scooters [three (3) per city], and twenty-five (25) Chinese made bicycles [five
(5) per city], in addition to inexpensive refrigerators and backpacks. The store where the winning can was purchased from would receive a prize as well, thereby providing an incentive for the store management to sell the Company's products. The sweepstakes would be held in the following order: Tianjin; Guanzhou; Beijing, Shanghai and Hong Kong. The grand prize drawing would take entries from all sweepstakes to select a winner after the completion of all sweepstakes. The grand prize is expected to be a Chinese manufactured automobile.

           The sweepstakes are designed to not only drive initial demand for the Company's products, but to also aid in the process of educating the Chinese consumer about what the product is and how to drink it. The Company name and logo will be highly visible through the POS materials provided and through advertising.

20-50-500 Promotion

           Twenty (20) years ago, former president Richard Nixon re-opened United States relations with China that had been closed for thirty (30) years. At a picture taken at this historic meeting, General Mao is holding a glass of orange juice. Fifty (50) years ago in 1949, General Mao declared communist rule in China in Tian'anmen Square. Oranges are native to China and were first transported out of China by explorers approximately 500 years ago. Coming full circle, oranges are coming back to China after 500 years through the efforts of the Company. This promotion is expected to include: billboards, T-shirts, buttons, pedicabs and sampling. It anticipated to begin in winter 2000 and culminate in late spring 2001.

Other Promotional Campaigns

           One of the best mediums for advertising and promoting a company in China is through the use of Chinese journalists. This process to date has been underutilized by other entrants into the market. The Company's management has developed and nurtured ongoing relationships with Chinese journalists over the past three (3) years. In the process, the Company's products and management have been written about in Chinese newspapers on multiple occasions. The opening of markets leading to an increase in trade is as big news in China as it is in the U.S.

           In addition to these and other types of marketing techniques, the Company will utilize broader mediums such as magazines, newspapers, billboards (including bus stops, benches, kiosks) and radio to develop the Company name in the Chinese marketplace.

           Most of the initial advertising and promotions throughout the first year will be focused on the strategies discussed above. The Company's combination of aggressive guerilla and more traditional advertising is enthusiastically supported by its distributors. The Company's advertising budget is projected to be $400,000 for 2000 plus $80,000 in production costs. The budget is expected to increase to $180,000 per quarter plus $36,000 per quarter production costs in 2001. By the year 2002, the budget is projected to be $216,000 per quarter and quarterly production fees of an estimated $43,200. The increase forecasted is due to increase market presence, continued development of new markets and increased competition.

           The Company hopes to develop a relationship within the various Chinese communities via participation in and sponsoring various festivals, food exhibitions and community events. There are several major trade shows and exhibitions that the Company participates in each year.

Distribution

           Suppliers / Production

           The Company contracts with various Indian River region packing facilities to pack under strict specifications for the registered the Company's "Clements Citrus" label. There are over 123 packing companies located throughout the state of Florida. The Company will utilize back-up suppliers as needed.

Production Facility

           In late Spring 2001, the Company is planning to begin construction of a citrus packing and processing center to be located in Stuart, FL, the heart of Indian River Region. This facility will act as a showpiece for Clements Citrus products to the Company's Chinese and domestic customers. The center should consist of a state of the art, completely computer controlled, fresh citrus packing facility, a facility for the manufacture and production of frozen concentrate orange juice, as well as other frozen juices, a freezer facility, a research center and an office facility. By having these facilities located on one site, the entire program can be closely managed and controlled. It would also insure against supply interruption and a total dependence on outside suppliers.

Distribution

           The Company has identified six to eight (6-8) potential companies who could serve as the Company's distributors. Besides financial strength, the Company requires companies with cold storage capabilities, a solid and extensive distribution network, as well as experience in the beverage distribution market.

           The Company has strategically divided China into market regions for purposes of introduction of the Company's products. Each market region will have a local distributor who will be responsible for market penetration. Although many companies want to handle the Clements Citrus product line, most do not meet the Company's strict specifications necessary to orchestrate and service a successful penetration into these markets. Smaller distributors may be added as needed.

           The Company is working only with distributors which hold a special permit granted by the Chinese Government to trade in foreign currency specific to U.S. Currency. These companies utilize Irrevocable Letters of Credit in U.S. Dollars. The Company continues to strengthen its relationship with the Chinese officials who grant these permits to Chinese companies, by working in part with those companies whom they recommend.

           The Company currently has two (2) executed distribution contracts.

           In September 1999, CCSF entered into a distribution contract with Hongrun, one (1) of the largest distributors in Northern China with distribution throughout Beijing, Tianjin and other major cities. Hongrun was appointed CCSF's exclusive distributor in the northern district of China, which includes all areas north of the Changjiang (Yangtze) River. Hongrun agreed to exclusively distribute CCSF's concentrated products. CCSF agreed to provide Hongrun with $20,000, $15,000, $10,000 and $5,000 with the first, second, third and fourth orders for promotional expenses. The term of the agreement is for a period of one (1) year.

           In May 2000, CCSF entered into a distribution agreement with RutherSoft to distribute the Company's fresh citrus products in the provinces of Shanxi, Henan, Heilongjiang, Jilin, Liaoning, Shaanxi, Hubei, Anhui, Sichuan, Hunan and Hebei as well as the municipalities of Beijing and Shanghai on an exclusive basis. RutherSoft must meet certain minimum purchase requirements. The term of the contract is for a period of one (1) year and can be renewed at that time for an additional three (3) years subject to new minimum purchase
requirements.   During  the  extended  period,  either  party  may  unilaterally terminate the contract by paying $50,000 as liquidated damages to the other party.

Status of Publicly Announced Products and Services

           The Company has recently  received and  currently  holds the only two
(2) permits necessary to ship fresh produce to the Peoples Republic of China (Mainland China). The first shipments were sent May 17, 2000.

           The passage or rejection of Permanent Normal Trade Relations (PNTR) with China should not affect the permits held by the Company. However, the election of PNTR with China would be beneficial to the Company's products. Currently, a forty percent (40%) is imposed on imported juice products.

Competition

           The Company faces competition from large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to the Company. Additionally, many of the Company's present and potential competitors have capabilities that may allow such competitors to offer its products at prices which may compete with the Company's products. The Company's products could be made uneconomical by the introduction of new products, changes affecting the cost of packaging and shipping, or marketing or pricing actions by one or more of the Company's competitors. The Company's business, financial condition or results of operations could be materially adversely affected by one or more of such developments. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have an material adverse effect on the Company's business, financial condition or results of operations.

           The industry for orange juice and orange drinks currently available in the Chinese market is very fragmented with no company controlling a large market share or market lead outside of their home region or district. The vast majority of these orange products in the market contain very limited amounts of juice. However, it is not uncommon to see small stands in the large superstores with people squeezing juice from oranges.

Domestic

Great Lakes ("Da Hu")

           Great Lakes is a small family owned Chinese company based out of Tianjin. Great Lakes provides pre-mixed orange, grapefruit, apple and apple cherry juices. Although typically no additives are added, their orange and grapefruit juices tend to be watered down. Great Lakes has been active in the Chinese Marketplace since 1993. Its products are sold in both one (1) liter and two (2) liter size containers. This product has been very expensive for the distributors, resulting in several distributors looking for other suppliers.

Strengths

Local company
Established in the Chinese market for 7 years. Distribution chain well established.

Weaknesses

Small company
Local distribution
Less expensive than Dole

Beijing Fresh Juice Company

           Beijing Fresh Juice Company is a Chinese Company which provides juice products to the local Beijing market. Its current product line consists of grapefruit and tomato juices. Beijing Fresh Juice Company has been active in the Beijing market for a limited time.

Strengths

Active in the Beijing market.

Weaknesses

Products are not very popular.
Limited distribution

TianJin Chengbao Orange Juice Company

           TianJin Chengbao Orange Juice Company is a Chinese Company which provides juice to the local market of TianJin. TianJin Chengbao has only been active in the Chinese Marketplace for the past few years. The product is expensive for distributors, resulting in dissatisfaction and the search for replacement suppliers. TianJin Chengbao Orange Juice Company sells Orange Juice, Pineapple Juice and Apple Juice to the Holiday Inn Crown Plaza Zheng Zhou.

Strengths

Products are produced locally.

Weaknesses

Products are not very popular.
Very limited distribution.
Brand name is not well known.

Foreign

Tropicana

           Tropicana has been active in the Chinese Marketplace for several years. Tropicana products are sold primarily in upscale hotels and restaurants which cater to the wealthy elite, tourists and business travelers. Current products include fresh orange juice, apple juice and papaya juice not from concentrate. Tropicana is not active in the frozen concentrate market. Tropicana maintains two offices in China: one in Hong Kong and one in Beihai, Guangxi. Tropicana's Asia-Pacific division has a major production facility in China, where it is developing 8,000 acres of orange groves for its fresh product. Tropicana's products are expensive to both the wholesale distributor and to the consumer and are not readily available to even the new "Middle Class".

Strengths

Financial strength of company, as well as strength of parent company, Pepsi Co. Fresh orange juice, apple juice and papaya juice only. Served in most four and five star hotels. Very strong representation and proliferation throughout the Chinese high-end marketplace.
Established presence in China.
Developing orange groves and a production facility in China.

Weaknesses

Provides juice only, thereby limiting its exposure.
Expensive.
Has been viewed as "dumping" inferior quality on the market and has had difficulty with distributors as a result.

Dole

           Dole has been in the Chinese market since 1994, but has only a limited presence currently. Dole sells only pre-mixed juice beverages. Fifty-five (55) gallon containers of frozen concentrate citrus juice are sent to the joint venture co-packing facility in Huizhou, Guangdong Province. Once it arrives, it is "pre-mixed" adding coloring, flavoring and pasteurized a second time. Dole products currently sold in China are orange juice, apple juice, pineapple juice, pineapple banana and orchard peach. Dole produces its pineapple juice in China.

Strengths

Financial strength of company.
Distribution Channels in China are established through Tropicana.

Weaknesses

Provides juice only, thereby limiting brand name exposure. Expensive to the consumer.
Large  size of  pre-mixed  bottle  difficult  to carry for the  average  Chinese consumer. Watered down during pre-mixing and inconsistent quality. 2nd Pasteurization destroys much of the flavor.

Minute Maid

           Minute Maid has been active in the Chinese marketplace since the mid 1990's. Coca-Cola, the parent company of Minute Maid, has had enormous success at developing consumer demand for its product among the Chinese consumers. Minute Maid products are only being served in pre- mixed, "ready to drink" bottles.

Strengths

Financial strength of parent company, Coca Cola.
Ability to draw upon Coca-Cola's experience in successfully penetrating and developing the Chinese marketplace. Access to Coca-Cola's distributors and other business relationships.
Successful past history of frozen concentrate products in the U.S. market.

Weaknesses

Expensive.
Due to co-packing in China, the quality level of the "pre-mixed" orange juice is often inconsistent. 2nd Pasteurization during "pre-mixing" stage destroys much of the flavor. Large size of pre-mixed bottle difficult to carry for the average Chinese consumer. Provides juice only, thereby limiting brand name exposure.

Sunkist

           Uses the brand name of "Xin Qishi" in China. Sunkist has been exporting fresh oranges to the Chinese marketplace for a few years. They have sold oranges to buyers in Hong Kong, which has retained its favorable trade position, even through the transition to Chinese ownership. The buyers in Hong Kong illegally re-export the oranges to other parts of China. Sunkist grossed in excess of U.S. $150 MM in sales of oranges in 1999. Sunkist also provides its orange soda to the Chinese marketplace.

Strengths

Brand name recognition.
Financial strength of company.
Developed distribution channels for its soda.

Weaknesses

           Due to the ban on agricultural imports, Sunkist did not export directly into the Peoples Republic of China, only to Hong Kong. The buyers in Hong Kong then exported them into China. Several Chinese government officials were jailed at the end of 1999 for allowing cross-border traffic of agricultural products.

Sunkist oranges' juice content and flavor is less than the Florida Valencia. Provide fresh oranges only, thereby limiting brand exposure.

Sources and Availability of Raw Materials

           The materials and equipment needed to produce Florida citrus are widely available from numerous third parties for rent or for sale. The citrus is then packaged by a third party independent contractor and shipped to mainland China to be distributed by one (1) of the Company's distributors. No shortage of materials is expected in the foreseeable future.

Dependence on one or few customers

           The Company will rely heavily on its customers' preferences to best determine the products which will be produced. The commercial success of the Company's products will depend on its ability to predict the type of product that will appeal to a broad spectrum of the Chinese populous and will be affordable. Although the Company plans to test market their products prior to their release, there can be no assurance that the Company will be able to predict the appeal of its products before their production. Considerable expense is expended on production costs before a product can be test marketed. Therefore, although a product which tests poor can be scrapped before additional expense is incurred associated with release including marketing and distribution, the Company may have to bear the expense of production of some products, which may never be released. This may have a material adverse effect on the Company.

           Additionally, the Company will rely heavily upon the efforts of its two (2) current distributors (RotherSoft and Hongren) to market and distribute the Company's products in China. Any failure by either distributor to effectively distribute and/or make a market for the Company's products, could have a material adverse effect on the Company.

Research and Development

           The Company believes that research and development is an important factor in its future growth. Although, the citrus growing and exportation industry is not closely linked to technological advances, it occasionally produces new ways to raise and harvest crops, resulting in disease and pest resistant product, which stays fresh for a longer period of time. Therefore, the Company must continually invest in the technology to provide the best quality product to the public and to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to purchase technological advances as they become available. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.

Patents, Copyrights and Trademarks

           The Company intends to protect its original intellectual property with patents, copyrights and/or trademarks as appropriate.

           In May 2000, the Company filed an application with the United States Patent & Trademark Office ("USPTO") and China to trademark the name "Clements" in International classes thirty-one (31) (fresh fruit) and thirty-two (32) (fruit juices).

Governmental Regulation

           The Chinese Market has been one which has been traditionally closed to the Western world, due to substantial trade barriers put in place by the Chinese Government. Following the successful transfer of Hong Kong back to the Peoples Republic of China in 1998, a decision was made by senior government officials in Beijing to allow more Western goods into the country. Beijing also relaxed its hold on state run television and allowed western programming, with its commercials. The Chinese consumers are now exposed to the cultures of the western world, including the fitness craze and healthy eating trends.

           The Company is one of the first United States businesses to legally export fresh citrus to the Chinese market. Until March 22, 2000, there has been a ban in China on agricultural imports from the United States. Some companies had been illegally exporting their products to Hong Kong, where they were re-exported to the rest of China. However, the Chinese government has been recently focused on cracking down on individuals involved in these illicit activities. At the end of 1999, several local Chinese politicians were arrested for permitting illegal imports of produce into China. This provides a significant advantage for fruit that is legally imported into China.

State and Local Licensing Requirements

           To the best of management's knowledge, the Company has been granted the only two (2) permits necessary to ship fresh produce directly to the Peoples Republic of China (Mainland China). Others continue to resort to indirect shipping through Hong Kong and run the risk of seizure by Chinese agents.

Effect of Probable Governmental Regulation on the Business

           New laws are emerging which regulate commerce between the United States and China. Although passage of Permanent Normal Trade Relations (PNTR) with China will not affect the permits previously granted the Company by the Chinese government, election of PNTR could reduce the forty percent (40%) tariff currently imposed on juice products.

           Citrus products and food products in general may be subject to extensive regulation by the Chinese government, in some case by state and local laws and by foreign laws and international treaties. The Company's products must conform to a variety of domestic and international requirements. In order for the Company to sell its products in a jurisdiction, it must obtain regulatory approval and comply with different regulations in each jurisdiction. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the purchase by the Company's customers, which in turn may have a material adverse effect on the sale of such products by the Company to such customers. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in the suspension or cessation of product sales. Such regulations or such changes in interpretation could require the Company to modify its products and incur substantial costs to comply with such time-consuming regulations and changes.

           The regulatory environment in which the Company operates is subject to change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact the Company's operations by restricting development efforts by the Company and its customers, making current products unacceptable or increasing the opportunity for additional competition. Any such regulatory changes could have a material adverse effect on the Company's business, financial condition and results of operations. The Company might deem it necessary or advisable to alter or modify its products to operate in compliance with such regulations. Such modifications could be extremely expensive and, especially if subject to regulatory review and approval, time-consuming.

Cost of Research and Development

           For fiscal year 2000, the Company expended $531,220 on research and development efforts. At the current time, none of the costs associates with research and development are bourne directly by the customer; however there is no guarantee that such costs will not be bourne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be bourne by the customer, if at all.

Cost and Effects of Compliance with Environmental Laws

           The Company's business is not subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control. The Company is unaware of any bills currently pending in Congress which could change the application of such laws so that they would affect the Company.

Employees and Consultants

           At March 31, 2000, the Company employed four (4) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

           On December 31, 1999, the Company, CCSF and the Holders consummated the Agreement. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of Clements Citrus Sales of Florida, Inc. in exchange for 3,750,000 Shares of Common Stock of the Company. The reorganization is being accounted for as a reverse acquisition.

           In connection with the Agreement, John Samartine, a Director, was issued 175,000 shares, Bonnie Ludlum, the Company's current Secretary and a Director, was issued 175,000 shares, Joseph Rizzuti, the Company's current Vice-President, Chief Operating Officer, Treasurer and a Director, was issued 700,000 shares and Henry T. Clements, the Company's current Chairman, President and Chief Executive Officer was issued 1,575,000 shares. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Stockholders' Equity"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and

Related Transactions".

Item 2. Description of Property

           The Company maintains its executive offices at 3135 Southwest Mapp Road, P.O. Box 268, Palm City, FL 34991. Its telephone number is (561) 219-0132 and its facsimile number is (561) 219-3712.

           In September 1999, prior to its acquisition by the Company, CCSF extended its then current lease of the premises located at 32C East Osceola
Street, Stuart, FL 34996 with Edward M. Sellian. This property consists of approximately one thousand nine hundred fifty (1,950) square feet of office space, which serves as the Company's executive offices. The lease has been extended through and including May 31, 2002. The Company pays monthly rent in the amount of $2,354 ($2,200 + 7% county sales tax).

           The Company owns no real property and its personal property consists of an automobile, computer equipment, furniture and fixtures, with an original cost of $70,969.

Item 3. Legal Proceedings

           No legal proceedings have been initiated either by or against the Company to date.

Item 4. Submission of Matters to a Vote of Security Holders

           No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2000 fiscal year ended March 31, 2000, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

           Shares of the Company's Common Stock have previously been registered with the Securities and Exchange Commission (the "Commission"). The Company intends to and has made application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD consists of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act. Inclusion on the OTC Bulletin Board, when approved, permits price quotation for the Company's shares to be published by such service.

           The Company is not aware of any existing trading market for its Common Stock. The Company's Common Stock has never traded in a public market. There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company's securities.

           If  and  when  the   Company's   Common   Stock  is   traded  in  the
over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities

Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

           The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker- dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

           For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

           Prior to the reorganization the Company effected a forward split of its Common Stock at the rate of three (3) to one (1), for holders of record on December 30, 1999, with distribution effective January 18, 1999. Total issued and outstanding stock following the forward split and after effecting the Agreement was 5,000,000. See Part III, Item 12. "Certain Relationships and Related Transactions".

           As of April 27, 2000, there were 144 holders of record of the Company's Common Stock.

           As of April 27, 2000, the Company had 5,500,858 shares of its Common Stock issued and outstanding, 4,000,858 of which are restricted Rule 144 shares and 1,500,000 of which are free- trading. Of the Rule 144 shares, none have been held by affiliates of the Company for more than one (1) year.

Dividend Policy

           The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

           The Company was formed with the contemplated purpose to manufacture and market imported products from China in the United States and elsewhere. The business concept and plan was based upon information obtained by the incorporator several years before while working in China. The incorporator was unable to obtain the cooperation and assistance of the Chinese and investors to implement the proposed plan. After development of a business plan and efforts to develop the business failed, all such efforts were abandoned. In December 1999, at the time it acquired CCSF as a wholly-owned subsidiary, its purpose changed to CCSF's initial purpose of citrus exportation.

           The Company was still in the development stage until December 1999 when the Share Exchange took place between CCSF and the Company and is still emerging from that stage. The Company has only recently begun shipping its citrus products to China. From the date of the Share Exchange in December 1999 through March 31, 2000, the Company generated no revenues. Since inception (July 15, 1994 through March 31, 2000, the Company has generated cumulative losses of approximately $880,085. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

           In May 2000, the Company shipped its first citrus products directly to mainland China. The Company plans to make several additional shipments to its two (2) distributors (Hongrun and Ruthersoft) by the end of 2000.

           Since contracting with its first two (2) distributors and upon being granted permits to ship citrus directly to mainland China, the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

Results of Operations - For the Three Months Ended March 31, 2000 and For the Year Ended December 31, 1999

           In April 2000, the Company elected to change its fiscal year end to March 31 and filed a report on Form 8-K on April 18, 2000. The results of operations reported herein are therefore for the three (3) months ended March 31, 2000 and for the year ended December 31, 1999.

Revenues

           Revenues for the three (3) month period ended March 31, 2000 was $0 and for the twelve (12) month period ended December 31, 1999 was $66,530.

Administrative Expenses

           Administrative Expenses for the three (3) months ended March 31, 2000 were $783,467 versus $1,210,143 for the year ended December 31, 1999. Net loss was $880,085 and $1,141,277 respectively.

Assets and Liabilities

           Assets were $456,706 as of March 31, 2000, and $111,072 as of December 31, 1999. As of March 31, 2000, assets consisted primarily of cash and equivalents and retainers - consulting and marketing with a combined net book value of $343,451. As of December 31, 1999, assets consisted primarily of a loan receivable from a shareholder in the amount of $52,295 and inventory of frozen concentrate in the amount of $30,718. Liabilities were $1,689,013 and $1,667,285 as of March 31, 2000 and December 31, 1999 respectively. Both as of March 31, 2000 and as of December 31, 1999, liabilities consisted primarily of loans payable to shareholders, investors and/or employees of the Company.

Stockholders' Equity

           Stockholders' equity was 1,173,920 as of March 31, 2000 and 1,527,537 as of December 31, 1999.

           On December 31, 1999, the Company, CCSF and the Holders consummated the Agreement. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of Clements Citrus Sales of Florida, Inc. in exchange for 3,750,000 Shares of Common Stock of the Company. The reorganization is being accounted for as a reverse acquisition.

           In connection with the Agreement, John Samartine, a Director, was issued 175,000 shares, Bonnie Ludlum, the Company's current Secretary and a Director, was issued 175,000 shares, Joseph Rizzuti, the Company's current Vice-President, Chief Operating Officer, Treasurer and a Director, was issued 700,000 shares and Henry T. Clements, the Company's current Chairman, President and Chief Executive Officer was issued 1,575,000 shares. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

Financial Condition, Liquidity and Capital Resources

           At March 31, 2000 the Company had cash and cash equivalents of $240,451 as compared to $10,495 at December 31, 1999.

           In January 2000, the Company issued convertible notes to two (2) investors for a total of $125,000. The term of the notes is for a period of three (3) years, and are convertible at any time, in the sole discretion of the noteholders to shares of the Company's restricted Common Stock at a price of $3 per share. Both notes bear interest at a rate of twelve percent (12%) per annum. Interest is payable quarterly in either cash or shares of the Company's restricted Common Stock in the sole discretion of the payee. For such offering, the Company relied upon Section 4(2), Rule 506, and Section 551.29(2) of the Wisconsin Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

           In March 2000, the Company issued a convertible note to one (1) investor for $100,000. The term of the note is for a period of one (1) year, and is convertible at any time, in the sole discretion of the noteholders to shares of the Company's restricted Common Stock at a price of $5 per share. The note bears interest at a rate of twelve percent (12%) per annum. Interest is payable quarterly in either cash or shares of the Company's restricted Common Stock in the sole discretion of the payee. For such offering, the Company relied upon
Section 4(2), Rule 506, and Section 359(f)(2)(d) of the New York Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

           The Company may raise additional capital through private and/or public sales of securities in the future but has no definite commitments at this time.

Year 2000 Compliance

           The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize the date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

           The Company determined that the Year 2000 impact is not material to its systems and that it will not impact its business, operations or financial condition since all of the internal software utilized by the Company has the capability of being upgraded to support Year 2000 versions.

           The Company believes that it has disclosed all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

Forward-Looking Statements

           This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Item 7. Financial Statements

           The Company's financial statements have been examined to the extent indicated in their reports by Joan Staley, C.P.A, P.A. and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

           The Company has used the accounting firm of Joan Staley, C.P.A., P.A. since December 1999, following the Share Exchange Agreement. Their address is 2920 Southwest Mapp Road, Palm City, FL 34990. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Joan Staley C.P.A., P.A. through the date hereof.

                                TABLE OF CONTENTS
                        ---------------------------------





Independent Auditor's Report


Financial Statements                                                     Page
-------------------------                                                ------


         Balance Sheet-Consolidated                                      F-1
         Statement of Operations-Consolidated                            F-3
         Statement of Changes in Stockholders'Equity-Consolidated        F-4
         Statement of Cash Flows-Consolidated                            F-5
         Notes to Financial Statements                                   F-6

                            Joan R. Staley, CPA, P.A.
                               2920 S.W. Mapp Road
                            Palm City, Florida 34990
                                 (561) 221-1273


                          Independent Auditor's Report
                      -------------------------------------

To the Board of Directors
Clements Golden Phoenix Enterprises, Inc.
Stuart, Florida

We have audited the accompanying consolidated balance sheet of Clements Golden Phoenix Enterprises, Inc., and its subsidiary as of March 31, 2000 and December 31, 1999, and related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three months and the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conduct our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clements Golden Phoenix Enterprises, Inc. And its subsidiary as of March 31, 2000, and December 31, 1999, and the results of its operations and its cash flows for three months and the year then ended in conformity with generally accepted accounting principles.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1. to the financial statements, the company has experienced a loss for the three months ended March 31, 2000, and the year ended December 31, 1999. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/ Joan R. Staley, CPA, P.A.

June 27, 2000

                    Clements Golden Phoenix Enterprises, Inc.

                           BALANCE SHEET-CONSOLIDATED
                      MARCH 31, 2000 and December 31, 1999

                                     ASSETS

                                                              March 31, 2000    December  31,1999
Current Assets

    Cash and Equivalents                                      $      240,451    $   10 ,495
                 Due From Golden Phoenix                               --0--             36
         Loan Receivable-Shareholder                                  66,735         52,295
                 Interest Receivable-Shareholder                       9,868          8,629
         Retainers - Consulting & Marketing                          103,000          --0--
         Inventory Frozen Concentrate                                  27,75         30,718
                 Display Items                                         8,899          8,899
                                                              --------------    ------------
             Total Current Assets                                    456,06         111,072


      Fixed Assets

           Vehicle                                                    45,353          --0--
           Computer Equipment                                         16,032          6,989
           Furniture & Fixtures                                        9,584          5,668
                  Less accumulated depreciation                       (5,959)        (3,822)
                                                               -------------    ------------
      Total Fixed Assets                                              65,010          8,835


      Other Assets

           Marketing Materials                                        19,080         19,080
           Deposits Utilities                                            760            760
                                                               -------------    ------------
             Total Other Assets                                       19,840         19,840
                                                               -------------    ------------
      TOTAL ASSETS                                             $     541,556    $   139,747
                                                               =============    ============





                 See accompanying notes to financial statements.

                    Clements Golden Phoenix Enterprises, Inc.

                           BALANCE SHEET-CONSOLIDATED
                      MARCH 31, 2000 and DECEMBER 31, 1999

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                              March 31, 2000    December 31, 1999
Current Liabilities

    Account Payable                                           $     129,086     $     174,496
    Payroll Taxes Payable                                            20,772             2,997
    Health Insurance Payable                                          1,237             --0--
    Accrued Interest Payable                                        103,779           138,395
    Convertible Note Ranger-Bassuener                               125,000             --0--
    Subscription Payable                                              3,100             --0--
    Loan Payable-Rizzuti                                            491,014           468,138
    Loan Payable-Loeffelbein                                        118,667           143,667
    Loan Payable-Sellian                                            585,000           585,000
    Loan Payable-Samartine                                           49,592            79,592
    Loan Payable-Ludlum                                              50,000            75,000
    Current Portion Long Term Debt                                   11,766             --0--
                                                              --------------    --------------
       Total Current Liabilities                                  1,689,013         1,667,285

Long Term Liabilities

    Note Payable Lincoln Navigator                                   26,463             --0--

Stockholders' Equity

     Common Stock , $.001 par value,
      50,000,000 shares authorized and
       5,410,000 issued                                               5,410             5,000
     Paid in capital in excess of par value                       2,089,923           856,629
     Retained Earnings                                           (3,269,253)       (2,389,167)
                                                              --------------    --------------

        Total Stockholder's Equity                               (1,173,920)       (1,527,537)
                                                              --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDER'S  EQUITY                   $     541,556     $     139,747
                                                              ==============    ==============


                 See accompanying notes to financial statements.

                    Clements Golden Phoenix Enterprises, Inc.
                      STATEMENT OF OPERATIONS-CONSOLIDATED
 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND FOR YEAR ENDED DECEMBER 31, 1999

                                                          March 31,2000          December 31,1999
                                                       -----------------        ------------------
REVENUE
  Consulting Fee                                                                $         55,000
  State Reimbursement                                                                     10,000
  Miscellaneous                                                   -0-                      1,530
                                                       -----------------        ------------------
        Total Revenue                                                                     66,530

PURCHASES
  Purchases Fruit                                                172                         538
  Shipping, Packaging, Storage                                97,702                       1,532
  Contract Labor                                                 500                          39
                                                     --------------------       ------------------
        Total Purchases                                       98,374                       2,109
                                                     --------------------       ------------------
             Gross Profit Margin                             (98,374)                     64,421

GENERAL AND ADMINISTRATIVE EXPENSES
   Bank Charge                                                 1,619                       6,929
   Auto-Truck                                                  8,073                         -0-
   Consulting Fees                                               -0-                      19,200
   Commission                                                  5,000                         -0-
   Depreciation                                                2,137                       2,029
   Dues and Subscriptions                                        330                      10,676
   Donation                                                   10,235                         150
   Interest Expense                                           41,236                     115,215
   Insurance                                                   8,015                         755
   Legal & Accounting Fees                                    34,178                      21,066
   License, Permits & Fees                                     2,468                         175
   Management Fees                                               -0-                     250,740
   Market Research & Development                             531,220                     710,826
   Office                                                      5,014                       3,666
   Organizational Cost                                           -0-                       1,350
   Postage & Express Mail                                      1,715                      10,642
   Printing & Copies                                             -0-                      10,274
   Salaries                                                   97,785                      17,243
   Rent                                                        7,062                       7,208
   Repair & Maintenance                                          509                         -0-
   Tax-Payroll                                                 8,570                       1,564
   Tax-Other                                                      73                         -0-
   Telephone                                                  10,856                       7,269
   Travel and Entertainment                                    4,744                      11,812
   Meals                                                       2,224                         387
Utilities                                                        404                         967
                                                     --------------------       ------------------
       Total Administrative Expenses                         783,467                   1,210,143
                                                     --------------------       ------------------
       Net Loss Before Other Income                         (881,841)                 (1,145,722)
                                                     --------------------       ------------------
  OTHER INCOME
      Interest Income                                          1,756                      4,445
                                                     --------------------       ------------------
        Net  Loss                                    $      (880,085)           $    (1,141,277)
                                                     ====================       ==================



                 See accompanying notes to financial statements.

                    Clements Golden Phoenix Enterprises, Inc.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY-CONSOLIDATED
                      MARCH 31, 2000 and DECEMBER 31, 1999




                                        COMMON       ADDITIONAL           RETAINED
                                        STOCK        PAID IN CAPITAL      EARNINGS        TOTAL

  Balance January 1, 1999             $      100    $      804,159    $   (1,254,240)  $ ( 449,981)
     Net Loss                                                             (1,134,927)   (1,134,927)
     Clements Citrus Sales Stock           (100)                                              (100)
     Sale of Stock                         5,000                                             5,000
     Additional Paid in Capital                             52,470                          52,470
                                     -----------    --------------    ---------------  ------------
Balance December 31, 1999             $    5,000    $      856,629    $   (2,389,167)  $(1,527,538)
     Net Loss                                                              ( 880,086)    ( 880,086)
     Sale of Stock                           410                                               410
Additional Paid in Capital                               1,233,294                        1,233,294
                                     -----------    --------------    ---------------  ------------
Balance March 31, 2000                 $   5,410    $    2,089,923    $   (3,269,253)  $(1,173,920)
                                     ===========    ==============    ===============  ============










                 See accompanying notes to financial statements.

                    Clements Golden Phoenix Enterprises, Inc.
                      STATEMENT OF CASH FLOWS-CONSOLIDATED
       FOR THE MONTH ENDED MARCH 31, 2000 AND YEAR ENDED DECEMBER 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES                   March 31, 2000           December 31, 1999
   Net Loss                                            $    (880,085)           $   (1,141,277)
       Adjustments to reconcile net income to net
       Cash provided by operating activities
          (Increase) decrease in:
      Depreciation                                             2,137                     2,029
      Receivable Interest                                     (1,239)                   (4,445)
      Due from Golden Phoenix                                     36                       (36)
      Inventory-Frozen Concentrate                             2,965                   (30,718)
      Display Items                                              -0-                      (301)
      Note Receivable                                        (14,440)                    7,500
      Prepaid  Membership Dues                                   -0-                    10,417
      Marketing Materials                                        -0-                   (19,080)
      Retainers Consulting - Marketing                      (103,000)                                               -0-
      Deposit Utilities                                          -0-                      (480)
         Increase (Decrease ) in:
     Account Payable                                         (45,410)                   174,496
     Payroll Taxes Payable                                    17,775                      2,997
     Health Insurance Payable                                  1,237                        -0-
     Accrued Interest payable                                (34,616)                    92,527
                                                     -----------------          -----------------
NET CASH USED BY OPERATING ACTIVITIES                     (1,054,640)                  (906,371)

CASH FLOWS FROM INVESTING ACTIVITIES
    Equipment                                                (58,312)                    (5,490)
                                                     -----------------          -----------------
NET CASH USED BY INVESTING ACTIVITIES                        (58,312)                    (5,490)

CASH FLOWS FROM FINANCING ACTIVITIES
   Convertiable Note                                         125,000                        -0-
   Subscription Payable                                        3,100                        -0-
   Loan Payable Navigator                                     38,229                        -0-
   Loan Payable-Shareholders                                 (57,125)                   857,235
   Common Stock                                                  410                      5,000
   Additional Paid in Capital                              1,233,294                     58,720
                                                     -----------------          -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,342,908                    920,955
                                                     -----------------          -----------------
NET INCREASE IN CASH                                         229,956                      9,094

CASH AT BEGINNING OF YEAR                                     10,495                      1,401
                                                     -----------------          -----------------
           CASH AT END OF YEAR                       $       240,451            $        10,495
                                                     -----------------          -----------------


    Supplemental information
          Interest expense 1999       $ 115,215
           Interest expense 2000      $  41,236


                 See accompanying notes to financial statements.

                    Clements Golden Phoenix Enterprises, Inc.
                                 March 31, 2000
                          NOTES TO FINANCIAL STATEMENTS


Note 1 -  Summary Of Significant Accounting Policies:

         Nature of Operations
         The company operates as a Florida corporation with a goal to developing the China market which has just been open to the United States citrus industry. It has been working toward this end by committing to pursue the proven protocols of Chinese relations and negotiating successfully to send Florida citrus into China. The company is pursuing these goals by acquiring the help of leading consultants in this field. The company is following the consultants lead in this endeavor.

         The company has shipped fresh citrus from the current citrus season and in the next citrus season will continue to ship fresh fruit. In addition, the company will continue to develop there Brand name of citrus concentrate juice to China and Southeast Asia. The market has the potential to be one of the largest in the world.

         Clements Golden Phoenix Enterprises, Inc. acquired Clements Citrus Sales of Florida, Inc. on December 31, 1999. The company became a wholly owned subsidiary of Clements Golden Phoenix Enterprises, Inc. Clements Citrus Sales of Florida, Inc. was incorporated in the State of Florida on August 5, 1997.


         Fixed Assets
         Fixed assets are carried at cost. Depreciation of equipment is provided using the straight-line method. The rate is based on a useful life ranging from 3 to 10 years. Depreciation taken for the three months ended March 31, 2000, is $2,137 and for the year ended December 31, 1999, is $ 2,029.


         Income Taxes

         The Clements Citrus Sales of Florida, Inc., with the consent of its shareholders, had elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Clements Golden Phoenix Enterprises, Inc., is a C corporation and Clements Citrus Sales of Florida, Inc. has applied to the Internal Revenue Service to rescind the S election. No provision for taxes have been made in these financial statements due to the losses incurred in opening China markets.

                    Clements Golden Phoenix Enterprises, Inc.
                                 March 31, 2000
                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies (continued)

         Going Concern
         The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses for the three months ended March 31, 2000 and the year ended December 31, 1999. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management has secured a private placement of its stock so that it will be able to continue as a going concern. Management also plans for a follow-up offering in a secondary market in the near term. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current shareholders of the Company have expressed an interest in additional funding if necessary to continue the Company as a going concern.

         Cash
         Cash is  being  held  in  a  checking and savings account, except for a
         petty  cash  fund.    The  bank  savings   account  pays   interest  at
         approximately 2.5 % per annum.

         Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Basis of Consolidation
         The consolidated financial statements include the accounts of Clements Citrus Sales of Florida, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Inventory-Frozen Concentrate
         The inventory consist of frozen orange juice concentrate that can be shipped to China in refrigerated containers.


Note 2 -  Loan Receivable Shareholder

         Loan receivable shareholder is made up of funds disbursed to Harry T. Clements for various personal expenditures. The corporation is to be reimbursed for this expenditure.

Note 3 - Marketing Material

         Marketing Materials is made up of items and designs that will be used in marketing the citrus in China.

                    Clements Golden Phoenix Enterprises, Inc.
                                 March 31, 2000
                          NOTES TO FINANCIAL STATEMENTS


Note 4 - Accrued Interest Payable

         Interest was accrued on the Loans Payable - Rizzuti, Loeffelbein, Sellian, Samartine, and Ludlum for the three months of 2000, and the year of 1999. The interest was calculated at 12% percent per annum and is payable on a semi-annual basis. Payment of interest is to be made when funds are available. The interest may be paid from stock subscription funds.


Note 5 - Loan Payable Navigator

         The company purchased a 2000 Lincoln Navigator with a note for $38,229, payable in installment payments of $1,200 per month. The loan is for three years with an interest rate of 7.99% per annum the payments will be $ 11,996 for 2000, $14,395 for 2001, $14,395 for 2002, and $2,325
         for 2003.


Note 6 - Loan Payable-Rizzuti, Loeffelbein, Sellian, Samartine, Ludlum

         The shareholders have loaned the company money for advancement of the development of the Chinese citrus market. The promissory notes are with a stated interest rate of 12% per annum. The principal are due and payable on demand. The interest will be paid when the corporation has income.


Note 7 - Convertible Note

         Clements Golden Phoenix Enterprises, Inc., has entered into two convertible notes, one for $31,250 with Bassuener Cranberry Corporation, and one for $93,750 with Ranger Cranberry Company, LLC, with a stated interest rate of 12% per annum. Interest is due quarterly on the unpaid principal balance. The unpaid principal may be converted into shares of the restricted common stock of the company at the sold option of the payee on or before January 13, 2003. If not converted it shall be due in the form of a " balloon payment" on the maturity date.


Note 8 - Leasing Arrangements

         The company leased 1,950 square feet of office space June 1, 1999, for one year with a renewal for an additional term of two years. The minimum annual rent is $22,800 plus sales tax. The company is responsible for repair and upkeep of the office. The utilities are additional cost. The company did not pay rent per the agreement for the first months the office was open. Monthly rental from January 1, 2000, to May 31, 2000, will be $2,200 per month plus sales tax. The renewal in May was in like terms for an additional two years.

                    Clements Golden Phoenix Enterprises, Inc.
                                 March 31, 2000
                          NOTES TO FINANCIAL STATEMENTS



Note 9 - Subsequent Events

         The corporation has entered into a distribution agreement with Qinhuangdao RutherSoft a Chinese distributor for the exclusive right to sell Clements Brands Fresh Citrus Fruits and to develop markets within the designated sales district limited to the provinces of Shanxi, Henan, Heilongjiang, Jilin, Liaoning, Shaanxi, Hubei, Anhui, Sichuan, Hunan and Hebei as well as the municipalities of Beijing and Shanghai. The agreement was entered into on May 16, 2000.

         The corporation in April of 2000, purchased a Lincoln Navigator with an installment loan of $43,111, payable in three years with an interest rate of 7.99%per annum. The payments are $1,200. per month. The payments due in 2000 are $ 9,599, 2001 payments are $14,398, 2002 are $14,398, and 2003 are $4,715.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

           (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                             Age        Position(s) with Company
-----------------------          ---        ----------------------------
Henry T. "Skip" Clements         48         Chairman, President and CEO

Joseph Rizzuti                   39         V.P., Treasurer, COO and Director

Bonnie Ludlum                    57         Secretary, Director

John Samartine                   52         Director

           All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

           There are no family relationships between or among the executive officers and directors of the Company.

Business Experience

           Henry T. "Skip" Clements, age 48, graduated from Florida Atlantic University in 1974. In 1974 he worked in a concentrate orange juice facility in Fort Pierce, Florida as a Production Supervisor. After two (2) years, he was promoted to Production Manager, whose responsibilities included the development of production schedules, harvesting schedules and managing the day to day operations of the production facility. In 1976, Mr. Clements and four (4) partners, purchased a fresh citrus packing facility in Fort Pierce. Within six
(6) years, he built the business to become the ninth (9th) largest volume packing facility in the state of Florida. As an owner/manager, his responsibilities included securing and meeting export sales, the purchasing of on-tree fruit, scheduling and overseeing production runs and overall management of seventy- five (75) employees. In 1984, after several months of intense negotiations with the government of Italy, Mr. Clements was given permission to ship fresh grapefruit into Italy. The only American permitted to do so, his firm controlled eighty percent (80%) of the Italian grapefruit market for three (3) years. He marketed and promoted Indian River Citrus in Italy by developing relations with retailers, wholesalers and distributors and by educating them on the proper care and handling of the citrus products. Mr. Clements successfully grew the business to over 500,000 cartons annually.

           In 1986 Mr. Clements designed and built the largest commercial citrus packing facility in the state of Florida for Cincinnati based United Brands (Chiquita). This facility was computer controlled and capable of producing three million (3,000,000) cartons of product per season. Mr. Clements was Vice President and General Manager of the plant and was responsible for successfully running the operations profitably in its first year of operations.

           Mr.   Clements'   primary   responsibilities   include   the  ongoing
relationship development with Chinese distributors and local and federal government officials. Having first broken through the trade barriers imposed by China by receiving a permit to export Clements Citrus products to China in September 1999, Mr. Clements is also responsible for the development and expansion of the Citrus market within China. He is currently working with Chinese officials in helping them to develop the necessary guidelines for agricultural products to be imported and exported in and out of China.

           Joseph Rizzuti, age 39, received a degree in Business Administration with a major in Accounting from The State University of New York College at Brockport in 1983. Mr. Rizzuti is a public accountant and the Principal of Beacon Accounting Services, Inc. in Palm City, Florida. He has worked in accounting and as a financial consultant for fifteen (15) years. Additionally, Mr. Rizzuti is the former owner of an air freight company which specializes in overnight express delivery both domestically and internationally. His company was based out of Raleigh, North Carolina and within two (2) years increased shipment count by four hundred percent (400%). In 1996, Mr. Rizzuti joined Plastics Auxiliaries Magazine ("PAM") located in Tequesta, FL. PAM has become the largest plastics industry publication. After joining at its inception, he worked in various management positions at PAM where he eventually became CFO, and was responsible for positioning the company for a successful sale.

           Mr. Rizzuti's responsibilities include the ongoing development of internal controls and organizational structure to facilitate and execute the day to day operations of the company. Mr. Rizzuti oversees the different operating divisions including the coordination of joint venture partners and the implementation of their products and services into the Company's distribution network throughout China.

           Bonnie Ludlum, age 57, is a former Vice President of the First National Bank and Trust Company of Stuart, located in Stuart, FL in the Comptrollers Division. Her responsibilities included all accounting and budgeting functions, management information systems, corporate leasing and branch placement and building activities. She was also an active member of the Banks Budgeting and Pricing Committees. In 1994, Mrs. Ludlum joined her husband's construction company, Ludlum Construction Co., Inc. as Controller for three (3) years, whereafter the company was sold. Ms. Ludlum is the granddaughter of Mr. William Irwin Fee, who was the founder, secretary and treasurer of the Indian River Citrus League. In 1930, Mr. Fee, after nineteen
(19) months of correspondence with the Federal Trade Commission, obtained an order which gave the citrus growers of the Indian River District the exclusive rights to use the term "Indian River" in their marketing of citrus fruit.

           John Samartine, age 52, Northeast Louisiana State University between 1966 and 1968. Between 1968 and 1972, he served as an E-5 Jet Mechanic in the United States Navy. Between 1972 and 1996, he worked for United Parcel Service, first as a driver, then as a supervisor and finally as a Division Manager between the years of 1991 and 1996. He retired from United Parcel Service in 1996.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

           No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.             Executive Compensation

Name and         Year    Annual        Annual  Annual    LT       LT         LTIP        All Other (1)
Post                     Comp          Comp    Comp      Comp     Comp       Payouts
                         Salary        Bonus   Other     Rest     Options
                         (1)            ($)              Stock

Henry T.         1999      $0                             (2)
"Skip"
Clements,        2000      $125,000
Chairman,
President
and CEO

Joseph           1999      $0                             (2)
Rizzuti, V.P.
Treasurer,       2000      $125,000
COO and
Director

Bonnie           1999      $0                             (2)
Ludlum,
Secretary,       2000      $0
Director

John             1999      $0                             (2)
Samartine,
Director         2000      $0


(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

(2) On December 31, 1999, the Company, CCSF and the Holders consummated the Agreement. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of Clements Citrus Sales of Florida, Inc. in exchange for 3,750,000 Shares of Common Stock of the Company. The reorganization is being accounted for as a reverse acquisition.

     In connection with the Agreement, John Samartine, a Director, was issued 175,000 shares, Bonnie Ludlum, the Company's current Secretary and a Director, was issued 175,000 shares, Joseph Rizzuti, the Company's current Vice-President, Chief Operating Officer, Treasurer and a Director, was issued 700,000 shares and Henry T. Clements, the Company's current Chairman, President and Chief Executive Officer was issued 1,575,000 shares. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

Compensation of Directors

           The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth information as of April 27, 2000, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of               Title of   Amount and Nature of    Percent of
Beneficial Owner                  Class       Beneficial Owner           Class
--------------------------------------------------------------------------------
Henry T. "Skip" Clements(1)(2)    Common      1,529,000                27.8%

Joseph Rizzuti(1)(2)              Common        700,000                12.7%

Bonnie Ludlum(1)(2)               Common        175,000                 3.2%

John Samartine(1)(2)              Common        175,000                 3.2%

Edward Sellian(1)                 Common        700,000                12.7%

All Executive Officers and        Common      2,579,000                46.9%
Directors as a Group
(Four (4) persons)
-------------------

(1) The address for each of the above is c/o Clements Golden Phoenix Enterprises, Inc., 3135 Southwest Mapp Road, P.O. Box 269, Palm City, FL 34991.

(2) On December 31, 1999, the Company, CCSF and the Holders consummated the Agreement. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of Clements Citrus Sales of Florida, Inc. in exchange for 3,750,000 Shares of Common Stock of the Company. The reorganization is being accounted for as a reverse acquisition.

     In connection with the Agreement, John Samartine, a Director, was issued 175,000 shares, Bonnie Ludlum, the Company's current Secretary and a Director, was issued 175,000 shares, Joseph Rizzuti, the Company's current Vice-President, Chief Operating Officer, Treasurer and a Director, was issued 700,000 shares and Henry T. Clements, the Company's current Chairman, President and Chief Executive Officer was issued 1,575,000 shares. See Part III, Item 12. "Certain Relationships and Related Transactions".

           There are no arrangements which may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

           The Company received a total of $19,200.00 ($0.04 per share) from the sale of a total of 480,000 shares of Common Stock, $.001 par value per share (the "Common Stock"), in a self- underwritten offering conducted pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rules 505 and 506 of Regulation D promulgated thereunder. This offering was made in the State of Georgia and the State of Florida to a total of 24 individuals investors. The Company undertook the offering of shares of Common Stock on June 1, 1999, and did not pay any underwriting discounts or commissions. The Company claimed the exemption from registration in connection with each of the offerings under Sections 3(b) and 4(2) of the Act and Rules 505 and 506 promulgated thereunder, Section 10-5-9(13) of the Georgia Code and Section 517.061(11) of the Florida Code.

           On December 31, 1999, the Company, CCSF and the Holders consummated the Agreement. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of Clements Citrus Sales of Florida, Inc. in exchange for 3,750,000 Shares of Common Stock of the Company. The reorganization is being accounted for as a reverse acquisition.

           In connection with the Agreement, John Samartine, a Director, was issued 175,000 shares, Bonnie Ludlum, the Company's current Secretary and a Director, was issued 175,000 shares, Joseph Rizzuti, the Company's current Vice-President, Chief Operating Officer, Treasurer and a Director, was issued 700,000 shares and Henry T. Clements, the Company's current Chairman, President and Chief Executive Officer was issued 1,575,000 shares.

           Prior to the reorganization the Company effected a forward split of its Common Stock at the rate of 3 to 1, for holders of record on December 30, 1999, with distribution effective January 18, 1999. Total issued and outstanding stock following the forward split and after effecting the Agreement was 5,000,000.

           In January 2000, the Company issued convertible notes to two (2) investors for a total of $125,000. The term of the notes is for a period of three (3) years, and are convertible at any time, in the sole discretion of the noteholders to shares of the Company's restricted Common Stock at a price of $3 per share. Both notes bear interest at a rate of twelve percent (12%) per annum. Interest is payable quarterly in either cash or shares of the Company's restricted Common Stock in the sole discretion of the payee. For such offering, the Company relied upon Section 4(2), Rule 506, and Section 551.29(2) of the Wisconsin Code.

           Since January 2000, the Company has sold 455,858 shares of its Common Stock to one hundred eleven (111) investors. For such offering the Company relied upon Section 4(2) of the Act, Rule 506, Section 11-51-308(1)(p) of the Colorado Code, Section 517.061(11) of the Florida Code, Section 10-5-9(13) of the Geogia Code, Section 402(b)(9) of the Massachusetts Code, Rule 803.7 and
Section 402(b)(21) of the Michigan Code, Section 359(f)(2)(d) of the New York Code, Section 49:3-50(b)(9) of the New Jersey Code, Rule .1211. of the North Carolina Code, Section 109.13 of the Texas Code, Rule 21 VAC 5-40-120 of the Virginia Code and Section 551.29(2) of the Wisconsin Code.

           In March 2000, the Company issued a convertible note to one (1) investor for $100,000. The term of the note is for a period of one (1) year, and is convertible at any time, in the sole discretion of the noteholders to shares of the Company's restricted Common Stock at a price of $5 per share. The note bears interest at a rate of twelve percent (12%) per annum. Interest is payable quarterly in either cash or shares of the Company's restricted Common Stock in the sole discretion of the payee. For such offering, the Company relied upon
Section 4(2), Rule 506, and Section 359(f)(2)(d) of the New York Code.

Item 13.             Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.          Exhibit Name
--------------       ---------------------

3.(i).1    [1]       Articles of Incorporation of The Silk Road Renaissance Company filed July 5, 1994.

3.(i).2    [1]       Articles of Amendment to Articles of Incorporation changing the name to Gillette
                     Industries Group, Inc. filed December 5, 1994.

3.(i).3    *         Articles of Amendment to Articles of Incorporation changing the name to Lucid
                     Concepts, Inc. filed June 3, 1999.

3.(i).4    *         Articles of Amendment to Articles of Incorporation changing the name to Clements
                     Golden Phoenix Enterprises, Inc. filed January 4, 2000.

3.(ii).1   [1]       Bylaws of the Company.

4.1        *         Convertible Note between the Company and Bassuener Cranberry Corporation dated
                     January 13, 2000.

4.2        *         Convertible Note between the Company and Ranger Cranberry Company, LLC dated
                     January 13, 2000.

4.3        *         Convertible Note between the Company and Philip Taurisano dated March 1, 2000.

10.1       [2]       Share Exchange Agreement between the Company and Clements Citrus Sales of
                     Florida, Inc. dated December 31, 1999.

10.2       *         Exclusive Distributorship Agreement between Clements Citrus Sales of Florida, Inc.
                     and Hongrun Trade Co., Ltd. dated September 29, 1999.

10.3       *         Exclusive Distributorship Agreement between Clements Citrus Sales of Florida, Inc.
                     and Qinhuangdao RutherSoft dated May 16, 2000.


10.4       *         Lease between Clements Citrus Sales of Florida, Inc. and Edward Sellian for the
                     premises located at 32C East Osceola Street, Stuart, FL 34996.

27.1       *         Financial Data Schedule.

----------------

(*  Filed herewith)

[1]  Previously filed with the Company's Form 10SB filed August 24, 1999

[2]  Previously  filed with the  Company's  report on Form 8-K filed January 12,
     2000.

(b) A report on Form 8-K was filed on January 12, 2000 reporting the Share Exchange conducted between the Company and Clements Citrus Sales of Florida, Inc. on December 31, 1999. An amended report on Form 8-KA was filed on February 28, 2000 which included the required financial statements of Clements Citrus Sales of Florida, Inc. Another report on Form 8-K was filed on April 18, 2000 changing the Company's fiscal year to March 31.

                                   SIGNATURES

           In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Clements Golden Phoenix Enterprises, Inc.
                                  (Registrant)

Date: July 11, 2000     By: /s/ Henry T. Clements
                        --------------------------------------------------------
                           Henry T. "Skip" Clements, Chairman, President and CEO

                        By: /s/ Joseph Rizzuti
                        --------------------------------------------------------
                           Joseph Rizzuti, V.P., Treasurer, COO and Director

                        By: /s/ Bonnie Ludlum
                        --------------------------------------------------------
                           Bonnie Ludlum, Secretary and Director

                        By: /s/ John Samartine
                        --------------------------------------------------------
                           John Samartine, Director



           Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                          Title                              Date

/s/ Henry T. Clements              Chairman, President and CEO        July 11, 2000
-----------------------------
Henry T. "Skip" Clements

/s/ Joseph Rizzuti                 V.P., Treasurer, COO and Director  July 11, 2000
-----------------------------
Joseph Rizzuti

/s/ Bonnie Ludlum                  Secretary and Director             July 11, 2000
-----------------------------
Bonnie Ludlum

/s/ John Samartine                 Director                           July 11, 2000
-----------------------------
John Samartine