Form 10QSB
period 2000-06-30
CLEMENTS GOLDEN PHOENIX ENTERPRISES INC
filed 2000-08-21
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2000
Commission file no. 0-27137

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

         As of June 30, 2000, there are 5,462,858 shares of voting stock of the registrant issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS







                                            INDEX TO FINANCIAL STATEMENTS


Balance Sheets............................................................F-2

Statements of Operations..................................................F-4

Statements of Stockholders' Equity........................................F-5

Statements of Cash Flows..................................................F-6

Notes to Financial Statements.............................................F-7

                    Clements Golden Phoenix Enterprises, Inc.

                           BALANCE SHEET-CONSOLIDATED
                        June 30, 2000 and March 31, 2000



                    ASSETS

                                                    June 30, 2000       March  30, 2000

  Current Assets

      Cash and Equivalents                          $     39,897        $ 240,451
             Account Receivable                           74,867              -0-
       Loan Receivable-Shareholder                        80,421           66,735
             Interest Receivable-Shareholder              11,557            9,868
     Retainers - Consulting & Marketing                  112,445          103,000

      Inventory Frozen Concentrate                        27,753           27,753
             Display Items                                 8,899            8,899
                                                      -----------       ----------


         Total Current Assets                            355,839          456,706


  Fixed Assets

       Vehicle                                            88,827           45,353
       Equipment                                          27,491           25,616
              Less accumulated depreciation             ( 10,755)        (  5,959)
                                                      -----------       ----------
         Total Fixed Assets                              105,563           65,010


  Other Assets

       Other assets                                       20,027           19,840
                                                      -----------       ----------

         Total Other Assets                               20,027           19,840
                                                      -----------       ----------

  TOTAL ASSETS                                        $  481,429         $541,556
                                                      ===========       ==========









                 See accompanying notes and accountants' report.

                    Clements Golden Phoenix Enterprises, Inc.

                           BALANCE SHEET-CONSOLIDATED
                        June 30, 2000 and March 31, 2000

                      LIABILITIES AND STOCKHOLDER'S EQUITY




                                                    June 30, 2000       March  30, 2000

 Current Liabilities

    Account Payable                                 $    144,836        $   129,086
    Payroll Taxes Payable                                  --0--             20,772
    Health Insurance Payable                               --0--              1,237
            Accrued Interest Payable                     140,279            103,779
    Convertible Note Ranger-Bassuener                    125,000            125,000
    Subscription Payable                                   --0--              3,100
     Loan Payable-Shareholders                         1,169,537          1,294,273
     Current Portion Long Term Debt                       23,534             11,766
                                                      -----------       ------------

        Total Current Liabilities                      1,603,186          1,689,013

        Long Term Liabilities

     Note Payable Lincoln Navigator                       47,944             26,463


 Stockholders' Equity

   Common Stock , $.001 par value,
     50,000,000 shares authorized and
        5,410,000 issued - March 31, 2000                  5,463              5,410
        5,462,858 issued - June 30, 2000
      Paid in capital in excess of par value           2,608,970          2,089,923
      Retained Earnings                              ( 3,784,134)       ( 3,269,253)
                                                      -----------       ----------

         Total Stockholder's Equity                  ( 1,169,701)        (1,173,920)
                                                       ----------        ----------

 TOTAL LIABILITIES AND
    STOCKHOLDER'S  EQUITY                            $   481,429         $  541,556
                                                     ============        ===========





                 See accompanying notes and accountants' report.


                    Clements Golden Phoenix Enterprises, Inc.
                      STATEMENT OF OPERATIONS-CONSOLIDATED
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                    AND FOR SHORT YEAR ENDED MARCH 31, 2000



                                                    June 30, 2000       March  30, 2000

      Sale Fruit & Juice                            $  104,057          $    -- 0 --
                                                    -----------         ------------

          Total Revenue                                104,057               -- 0 --

  PURCHASES
            Purchases Fruit                             55,702                   172
            Shipping, Packaging, Storag                 28,528                97,702
            Contract Labor                               1,000                   500
                                                    -----------         ------------
          Total Purchases                               85,230                98,374
                                                    -----------         ------------
                  Gross Profit Margin                   18,827               (98,374)

  GENERAL AND ADMINISTRATIVE EXPENSES
    General and Administrative                          59,259                60,253
    Consulting Fees                                     83,009               -- 0 --

     Depreciation                                        4,795                 2,137
     Interest Expense                                   42,203                41,236
     Insurance                                           7,380                 8,015
            Legal & Accounting Fees                     21,166                34,178
            Market Research & Development              211,008               531,220
    Salaries                                            98,030                97,785
     Tax-Payroll                                         7,695                 8,570
    Tax-Other                                            2,027                    73
                                                    -----------         ------------
      Total Administrative Expenses                    536,572               783,467
                                                    ------------         -----------

              Net Loss Before Other Income            (517,745)             (881,841)
                                                    -----------         ------------

    OTHER INCOME
        Interest Income                                  2,864                 1,756
                                                    -----------         ------------

          Net  Loss                                 $ (514,881)          $ ( 880,085)
                                                    ============        =============







                 See accompanying notes and accountants' report.

                    Clements Golden Phoenix Enterprises, Inc.

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY-CONSOLIDATED



                        JUNE 30, 2000 and MARCH 31, 2000



                                               COMMON     ADDITIONAL          RETAINED
                                               STOCK      PAID IN CAPITAL     EARNINGS      TOTAL


              Balance December 31, 1999       $    5,000    $   856,629      $ (2,389,167)  $ (1,527,538)

                    Net Loss                                                   (  880,086)    (  880,086)

                    Sale of Stock                    410                                             410

                   Additional Paid in Capital                 1,233,294                        1,233,294
                                                --------     -----------     -------------  -------------

              Balance March 31, 2000               5,410      2,089,923        (3,269,253)    (1,173,920)

     Net Loss                                                                   ( 514,881)      (514,881)


     Sale of Stock                                    53        519,047                 0        519,100

              Balance June 30, 2000            $   5,463    $ 2,608,970      $ (3,784,134)  $ (1,169,701)
                                               =========     ==========      =============  =============















                 See accompanying notes and accountants' report.

                    Clements Golden Phoenix Enterprises, Inc.

                      STATEMENT OF CASH FLOWS-CONSOLIDATED
  FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND SHORT YEAR ENDED MARCH 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES                   June 30, 2000       March 31, 2000
   Net Loss                                            $  (514,881)        $  (880,085)
       Adjustments to reconcile net income to net
       Cash provided by operating activities
          (Increase) decrease in:
      Depreciation                                           4,795               2,137
         Account Receivable                                (74,867)              --0--
         Due from Golden Phoenix                              --0--                 36
      Inventory-Frozen Concentrate                            --0--              2,965
         Note Receivable                                   (13,686)            (14,440)
         Interest Receivable                                (1,689)             (1,239)
         Marketing Materials                                  (187)              --0--
         Retainers Consulting - Marketing                   (9,445)           (103,000)

              Increase (Decrease ) in:
         Account Payable                                    15,750             (45,410)
          Payroll Taxes Payable                            (20,772)             17,775
          Health Insurance Payable                          (1,237)              1,237
         Accrued Interest payable                           36,500             (34,616)
                                                            ------             -------

NET CASH USED BY OPERATING ACTIVITIES                     (579,719)         (1,054,640)


     CASH FLOWS FROM INVESTING ACTIVITIES

     Equipment                                             (45,349)            (58,312)
                                                           --------           ---------

             NET CASH USED BY INVESTING ACTIVITIES         (45,349)            (58,312)

CASH FLOWS FROM FINANCING ACTIVITIES
           Convertible Note                                    -0-             125,000
          Subscription Payable                                 -0-               3,100
           Loan Payable Navigator                           33,249              38,229
      Loan Payable-Shareholders                           (124,735)            (57,125)
         Common Stock                                          -0-                 410
         Additional Paid in Capital                        516,000           1,233,294
                                                         ---------           ----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES        424,514           1,342,908
                                                        ----------           ----------

           NET INCREASE ( DECREASE )
                    IN CASH                               (200,554)            229,956

CASH AT BEGINNING OF YEAR                                  240,451              10,495
                                                        -----------          ----------
           CASH AT END OF YEAR                         $    39,897         $   240,451
                                                       ===========          ===========

 Supplemental information

     Interest expense March, 2000    $ 41,236
     Interest expense June, 2000     $ 42,203

                 See accompanying notes and accountants' report.

                    Clements Golden Phoenix Enterprises, Inc.

                                  June 30, 2000

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


Fixed Assets

          Fixed assets are carried at cost. Depreciation of equipment is provided using the straight-line method. The rate is based on a useful life ranging from 3 to 10 years. Depreciation taken for the three months ended June 30, 2000, is $4,795 and for the short year ended March 31, 2000, is $ 2,137.


Income Taxes

          Clements  Golden  Phoenix  Enterprises,  Inc., is a C corporation  and
          Clements Citrus Sales of Florida, Inc. has applied to the Internal Revenue Service to rescind the S election, Clements Citrus Sales of Florida, Inc., had made a previous election to be an S corporation. No provision for taxes have been made in these financial statements due to the losses incurred in opening China markets.

                    Clements Golden Phoenix Enterprises, Inc.

                                  June 30, 2000


                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies (continued)

Going Concern

          The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses for the three months ended June 30, 2000 and the short year ended March 31, 2000. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management has secured a private placement of its stock so that it will be able to continue as a going concern. Management also plans for a follow-up offering in a secondary market in the near term. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current shareholders of the Company have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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


Note 2 - Loan Receivable Shareholder

         Loan receivable shareholder is made up of funds disbursed to Harry T. Clements for various personal expenditures. The corporation is to be reimbursed for this expenditure. The corporation beginning in July has started to withhold from Mr. Clements wages to pay back the loan.

Note 3 - Marketing Material

         Marketing Materials is made up of items and designs that will be used in marketing the citrus in China.

                    Clements Golden Phoenix Enterprises, Inc.

                                  June 30, 2000

                          NOTES TO FINANCIAL STATEMENTS




Note 4 - Accrued Interest Payable

         Interest was accrued on the Loans Payable - Rizzuti, Loeffelbein, Sellian, Samartine, and Ludlum for the three months June 30, 2000, and the short year ended March 31, 2000. The interest was calculated at 12% percent per annum and is payable on a semi-annual basis. Payment of interest is to be made when funds are available. The interest may be paid from stock subscription funds.


Note 5 - Loan Payable Navigators

         The company purchased a 2000 Lincoln Navigator with a note for $38,229, payable in installment payments of $1,200 per month. The loan is for three years with an interest rate of 7.99% per annum the payments will be $ 11,996 for 2000, $14,395 for 2001, $14,395 for 2002, and $2,325
         for 2003. In April of 2000, a second Lincoln Navigator was purchased with an installment loan of $ 43,111, payable in three years with an interest rate of 7.99% per annum. The payments are $1,200 per month. The payments due in 2000 are $ 9,599, 2001 payments are $14,398, 2002 are $14.398, and 2003 are $4,715.


Note 6 - Loan Payable-Rizzuti, Loeffelbein, Sellian, Samartine, Ludlum

         The shareholders have loaned the company money for advancement of the development of the Chinese citrus market. The promissory notes are with a stated interest rate of 12% per annum. he principal are due and payable on demand. The interest will be paid when the corporation has income.


Note 7 - Convertible Note

         Clements Golden Phoenix Enterprises, Inc., has entered into two convertible notes, one for $31,250 with Bassuener Cranberry Corporation, and one for $93,750 with Ranger Cranberry Company, LLC, with a stated interest rate of 12% per annum. Interest is due quarterly on the unpaid principal balance. The unpaid principal may be converted into shares of the restricted common stock of the company at the option of the payee on or before January 13, 2003. If not converted it shall be due in the form of a " balloon payment" on the maturity date.

                    Clements Golden Phoenix Enterprises, Inc.

                                  June 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


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



Note 9 - Subsequent Events

         The corporation in July attended a trade show in China and received commitments for the purchases of fruit from the 2000 growing season.

         On August 1, 2000 the Comapny  entered  into  an  employment  agreement with Samuel P. Sirkis as President of Clements Golden Phoenix Enterprises, Inc. The agreement is for two years. As per the agreement Mr. Sirkis will receive 200,000 shares of the Company's restricted stock as a signing bonus. The starting salary will be $75,000 per year with the same benefits as other key employees.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

         Since January 2000, the Company has sold 718,124 shares of its Common Stock to one hundred twenty-eight (128) investors. For such offering the Company relied upon Section 4(2) of the Act, Rule 506, Section 11-51-308(1)(p) of the Colorado Code, Section 517.061(11) of the Florida Code, Section 130.293 of the Illinois Code, Section 402(b)(9) of the Massachusetts Code, Rule 803.7 and
Section 402(b)(21) of the Michigan Code, Section 359(f)(2)(d) of the New York Code, Section 49:3-50(b)(9) of the New Jersey Code, Rule .1211. of the North Carolina Code, Section 48-2-125 as interpreted by Rule 0780-4-2-.11 of the Tennessee Code, Section 109.13 of the Texas Code, Rule 21 VAC 5-40-120 of the Virginia Code and Section 551.29(2) of the Wisconsin Code.

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

         The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one (1) or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In the regard, the Company supplied such information and was available for such questioning.

         The facts relied upon to make the Illinois Exemption include the following: (i) the Company filed a completed SEC Form D with the Illinois Securities Department of the Secretary of State; and (ii) the Company paid an appropriate filing fee to the Illinois Securities Department.

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

         The facts relied upon to make the Tennessee Exemption include the following: (i) the Company filed a completed SEC Form D with the Tennessee Division of Securities; (ii) the Form was filed not later than 15 days after the first sale; (iii) the Company provided the Tennessee Division of Securities a copy of the information furnished by the Company to the offerees, (iv) the Company executed a Form U-2 consent to service of process; and (v) the Company paid an appropriate filing fee.

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

         In July 2000, the number of directors of the Company was increased from four (4) to (5) at a meeting of the Board of Directors. Subsequently, the directors appointed Samuel P. Sirkis to fill the vacancy and to serve as a Director until the next annual meeting of the shareholders. At the same meeting, Henry T. Clements resigned as President and also as Chairman of the Board of Directors, although he remained Chief Executive Officer and also a Director of the Company. Joseph Rizzuti resigned as Vice-President and Treasurer of the Company, but retained his position as Chief Operating Officer and was elected to be Chairman of the Board of Directors. Samuel P. Sirkis was elected to be President of the Company.

         In August 2000, the Company entered into an employment agreement with Samuel P. Sirkis to be President of the Company. The term of the agreement is for a period of two (2) years. The Company agreed to pay a base salary of $75,000 and a signing bonus of 200,000 shares of the Company's Common Stock. For such offering the Company relied upon Section 4(2) of the Act, Rule 506 and
Section 517.061(11) of the Florida Code.

         The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one (1) or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In the regard, the Company supplied such information and was available for such questioning.

Discussion and Analysis

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

         The Company was still in the development stage until December 1999 when the Share Exchange took place between CCSF and the Company and is still emerging from that stage. The Company has only recently begun shipping its citrus products to China. From the date of the Agreement in December 1999 through June 30, 2000, the Company generated revenues in the amount of $104,057 from the sale of fruit and juice. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

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

Results of Operations -For the Three Months Ending June 30, 2000 and the Short Year Ending March 31, 2000

Financial Condition, Capital Resources and Liquidity

         For the short year ended March 31, 2000 and the 2nd quarter ended June 30, 2000 the Company recorded no revenues and revenues in the amount of $104,057 respectively. For the short year ended March 31, 2000 and the second quarter ended June 30, 2000 the Company had salary expenses of $97,785 and $98,030. This comparative increase was due to an increase in the number of personnel employed by the Company, specifically, the hiring of Mr. Samuel P. Sirkis as the Company's President.

         For the short year ended March 31, 2000 and the 2nd quarter ended June 30, 2000, the Company had market research and development expenses of $531,220 and $211,008 respectively.

         For the short year ended March 31, 2000 and the 2nd quarter ended June 30, 2000, the Company paid consulting fees in the amount of $0 and $83,009 respectively. This increase was due primarily to the consulting fees paid to Mr. Sam Mok, the Company's liaison with Mainland China.

         For the short year ended March 31, 2000 and the 2nd quarter ended June 30, 2000, the Company had total administrative expenses of $783,467 and $536,572.

Net Losses

         For the short year ended March 31, 2000 and the 2nd quarter ended June 30, 2000, the Company reported a net loss from operations of $880,085 and $514,881 respectively.

         The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

         At June 30, 2000, the Company employed five (5) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

Research and Development Plans

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

Impact of the Year 2000 Issue

         The Company did not experience any material impact to its operations as a result of the Year 2000 calendar change. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

PART II

Item 1. Legal Proceedings.

         The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending June 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.        Description
-------------     ---------------------------------------------------------
3.(i).1  [1]      Articles of Incorporation of The Silk Road Renaissance Company filed July 5, 1994.

3.(i).2  [1]      Articles of Amendment to Articles of Incorporation changing the name to Gillette
                  Industries Group, Inc. filed December 5, 1994.

3.(i).3  [4]      Articles of Amendment to Articles of Incorporation changing the name to Lucid
                  Concepts, Inc. filed June 3, 1999.

3.(i).4  [4]      Articles of Amendment to Articles of Incorporation changing the name to Clements
                  Golden Phoenix Enterprises, Inc. filed January 4, 2000.

3.(ii).1 [1]      Bylaws of the Company.

4.1      [4]      Convertible Note between the Company and Bassuener Cranberry Corporation dated
                  January 13, 2000.

4.2      [4]      Convertible Note between the Company and Ranger Cranberry Company, LLC dated
                  January 13, 2000.

4.3      [4]      Convertible Note between the Company and Philip Taurisano dated March 1, 2000.

10.1     [2]      Share Exchange Agreement between the Company and Clements Citrus Sales of
                  Florida, Inc. dated December 31, 1999.

10.2     [4]      Exclusive Distributorship Agreement between Clements Citrus Sales of Florida, Inc.
                  and Hongrun Trade Co., Ltd. dated September 29, 1999.

10.3     [4]      Exclusive Distributorship Agreement between Clements Citrus Sales of Florida, Inc.
                  and Qinhuangdao RutherSoft dated May 16, 2000.

10.4     [4]      Lease between Clements Citrus Sales of Florida, Inc. and Edward Sellian for the
                  premises located at 32C East Osceola Street, Stuart, FL 34996.

10.5     *        Employment Agreement with Samuel P. Sirkis dated August 1, 2000.

27.1     *        Financial Data Schedule.

99.1     [3]      Board Resolution dated April 18, 2000 authorizing change in fiscal year of the
                  Company to March 31.

99.2     [3]      Board Resolution dated April 18, 2000 authorizing change in fiscal year of Clements
                  Citrus Sales of Florida, Inc. to March 31.

----------------

(*  Filed herewith)

[1]  Previously filed with the Company's Form 10SB filed August 24, 1999.

[2]  Previously  filed with the  Company's  report on Form 8-K filed January 12,
     2000.

[3] Previously filed with the Company's Current Report on Form 8-K filed April 18, 2000.

[4]  Previously  filed with the  Company's  report on Form 10KSB  filed July 12,
     2000.

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




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
                                  (Registrant)

Date: August 18, 2000       BY: /s/ Joseph R.  Rizzuti
                            --------------------------------
                              Joseph R.  Rizzuti, COO, Chairman and acting CFO

                              EMPLOYMENT AGREEMENT

         THIS EMPLOYMENT AGREEMENT (the "Agreement") is effective the 1st day of August 2000, by and between Clements Golden Phoenix Enterprises, Inc., a Florida corporation with offices at 3135 S.W. Mapp Road, P.O. Box 268, Palm City, FL 34991 (the "Employer") and Samuel P. Sirkis, residing at 2705 Autumn Leaves Drive, Daytona Beach, FL 32124 (the "Employee").

                              W I T N E S S E T H :

         WHEREAS, Employer desires to engage the services of Employee upon the terms set forth herein; and

         WHEREAS,   Employee   desires  to  be  employed  by  Employer   and  to
appropriately memorialize the terms and conditions of such employment.

         NOW THEREFORE, in consideration of the mutual promises, covenants and conditions contained herein and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the parties agree as follows:

         1.       BASIC EMPLOYMENT PROVISIONS.

                  (a) Employment and Term. Employer hereby agrees to employ Employee (hereinafter referred to as the "Employment") as President of Employer (the "Position") and Employee agrees to be employed by Employer in such Position for a period of two (2) years ending on the 31st day of July, 2002 (the
"Termination Date"), unless terminated earlier as provided herein (the "Employment Period").

                  (b) Duties. Employee in the Position will be subject to the direction and supervision of the Board of Directors (the "Board") and will have those duties and responsibilities which are assigned to him during his Employment Period by the Board consistent with the Position, provided that the Board will not assign any greater duties or responsibilities to the Employee than are necessary for the Employee's faithful and adequate performance of the duties and responsibilities assigned. The parties expressly acknowledge that the Employee will devote all of Employee's business time and attention to the transaction of the Employer's business as is reasonably necessary to discharge Employee's responsibilities hereunder. Employee agrees to perform faithfully the duties assigned to the best of Employee's ability.

         2.       COMPENSATION.

                  (a) Salary. During the Employment Period, Employer will pay to Employee a salary as basic compensation for the services to be rendered by Employee hereunder. The initial amount of such basic compensation will be Seventy Five Thousand Dollars ($75,000) per year. Such salary will be reviewed annually by the Board of the Employer and may be increased in the Board's sole discretion based upon the profitability of Employer. Such salary will accrue and be payable in accordance with the payroll practices of Employer in effect from time to time. All such payments will be subject to deductions and withholdings authorized or required by applicable law.

                  (b) Bonus. During the Employment Period, Employee may be eligible to receive any additional salary, bonus or other compensations as may be determined in the Board's sole discretion.

                  (c) Benefits.  During the Employment Period,  Employee will be entitled to such other benefits as are available to other key employees and executives of Employer, including, without limitation, group life, hospitalization and other insurance, paid vacations, and pension benefits.

                  (d) Signing Bonus. Upon execution of this agreement, Employee will receive a signing bonus of 200,000 shares of the Company's restricted Common Stock.

         3.       TERMINATION.

                  (a) Death or Disability. This Agreement will terminate automatically upon the death or total disability of Employee. For the purpose this Agreement, "total disability" will be deemed to have occurred if Employee will have been unable to perform the assigned duties due to mental or physical incapacity for a period of three (3) consecutive months or for any sixty (60) working days out of a six (6) month consecutive period.

                  (b) Cause. Employer may terminate the employment of Employee under this Agreement for Cause. For the purpose of this Agreement, "cause" will be deemed to be the insolvency of Employer as determined by the Employer's auditors, any felony convictions, fraud, dishonesty, competition with Employer by Employee, unauthorized use of any of Employer's trade secrets or confidential information by Employee, or failure to properly perform the duties assigned to Employee, in the reasonable judgment of Employer.

                  (c) Without Cause. Except in the case of change of control as defined herein, in which case subparagraph (d) will apply, Employer may terminate the employment of Employee under this Agreement with written notice to Employee (the "W/C Notice").

                  (d) Change of Control. Upon change of control of Employer, Employer may terminate this Agreement. For the purpose of this Agreement, "change of control" will mean a change in the control of Employer of a nature that would be required to be reported in response to (1) Item 1 of Form 8K; (2)
Item 5(f) of Schedule 14A of Regulation 14A; or (3) any other rule or regulation as promulgated by the Securities and Exchange Commission.

                  (e) Voluntary Termination by Employee. Employee may terminate this Agreement with three (3) month written notice to Employer (the "V/T Notice").

         4.       COMPENSATION UPON TERMINATION.

                 (a) Death or Disability. If the Employment Period is terminated pursuant to the provisions of Section 3(a) above, the following will be payable:

               (1) In the case of death, no further compensation will be payable to Employee, except that Employee's estate, heir or beneficiaries, as applicable, will be entitled, in addition to any other benefits specifically provided to them under any benefit plan, to receive Employee's then current salary for the balance of the Employment Period.

               (2) In the case of disability, no further compensation will be payable to Employee, except that Employee will be entitled, in addition to any other benefits specifically provided to Employee under any benefit plan, to receive Employee's then current salary for the balance of the Employment Period.

                  (b) Termination for Cause. If the Employment of Employee under this Agreement is terminated for cause pursuant to the provisions of Section 3(b) above, no further compensation will be paid to Employee after the date of termination and all benefits will cease at that time.

                  (c) Termination Without Cause. If the Employment of Employee under this Agreement is terminated pursuant to Section 3(c) above, Employee will be entitled to continue to receive from Employer the then current basic compensation hereunder for a period of three (3) months from the date of the W/C Notice, such amount to be paid in accordance with the payroll practices of Employer, and further will be entitled to receive the benefits to which Employee would otherwise be entitled pursuant to Section 2(c) above for a period of three
(3) months from the date of the W/C Notice.

                  (d) Termination due to Change of Control. If the Employment of Employee under this Agreement is terminated pursuant to Section 3(d) above,

                          (1) in the event that Employer's new management offers
Employee a position, Employee will have thirty (30) days from the date the position is offered to decide where to accept or not. If Employee accepts, this Agreement will be terminated and all compensation will be in accordance with the new agreement. If the Employee rejects the offered position, Employee will be entitled to receive within sixty (60) days from the date of change of control, a lump sum equal to the Employee's then current salary for a period of twelve (12) months, and further will be entitled to receive the benefits to which Employee would otherwise be entitled pursuant to Section 2(c) above for a period of twelve (12) months; or

                          (2) in  the  event  that the Employer's new management
does not offer Employee a position, Employee will be entitled to receive within sixty (60) days from the date of change of control, a lump sum equal to the Employee's then current salary for a period of twelve (12) months, and further will be entitled to receive the benefits to which Employee would otherwise be entitled pursuant to Section 2(c) above for a period of twelve (12); and

                  (e) Termination Due to Voluntary Termination by Employee. If the Employee voluntarily terminates the Employee's Employment pursuant to the provisions of Section 3(e) above, Employee will be entitled to receive the then current salary of Employee for the lesser of (i) three (3) months from the date of the V/T Notice or (ii) for the period from the date of the V/T Notice through the last day on which Employee remains in the Position.

         5.       EXPENSE REIMBURSEMENT.

                  Upon submission of properly documented expense account reports, Employer will reimburse Employee for all reasonable business, travel and entertainment expenses incurred by Employee in the course of his Employment with Employer.

         6.       ASSIGNMENT.

                  This Agreement and all of the provisions hereof will be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder will be assigned by any of the parties hereto, except that this Agreement and all of the provisions hereof may be assigned by Employer to any successor to all or substantially all of its assets (by merger or otherwise) and may otherwise be assigned upon the prior written consent of Employee.

         7.       CONFIDENTIAL INFORMATION.

                  (a) Non-Disclosure. During the Employment Period or at any time thereafter, irrespective of the time, manner or cause of the termination of this Agreement, Employee will not directly or indirectly reveal, divulge, disclose or communicate to any person or entity, other than authorized officers, directors and employees of the Employer, in any manner whatsoever, any Confidential Information (as hereinafter defined) of Employer without the prior written consent of the Board.

                   (b) Definition. As used herein, "Confidential Information" means information disclosed to or known by Employee as a direct or indirect consequence of or through the Employment about Employer or its respective businesses, products and practices, which information is not generally known in the business in which Employer is or may be engaged. However, Confidential Information will not include under any circumstances any information with respect to the foregoing matters which is (i) available to the public from a source other than Employee, (ii) released in writing by Employer to the public or to persons who are not under a similar obligation of confidentiality to Employer and who are not parties to this Agreement, (iii) obtained by Employee from a third party not under a similar obligation of confidentiality to Employer, (iv) required to be disclosed by any court process or any government or agency or department of any government, or (v) the subject of a written waiver executed by Employer for the benefit of Employee.

                  (c) Return of Property. Upon termination of the Employment, Employee will surrender to Employer all Confidential Information, including without limitation, all lists, charts, files, disks, tapes, programs, program and system manuals and documentation, schedules, reports, financial statements, books and records of the Employer, and all copies thereof, and all other property belonging to the Employer will be accorded reasonable access to such Confidential Information subsequent to the Employment Period for any proper purpose as determined in the reasonable judgment of Employer.

         8.       AGREEMENT NOT TO COMPETE.

                  (a)      Employee agrees:

               (1) To give the Board three (3) month's written advance notice of voluntary termination of Employment with Employer. Such notice will include Employee's future employment or self-employment intentions, identification of the prospective employer and the general nature of the prospective employment or self-employment, if known. Employer will continue to pay the then-current salary to Employee in accordance with paragraph 4(e) above.

               (2) To participate in an exit interview conducted by a member of the personnel department of Employer and/or by a representative of Employer, at the time of or prior to the termination of Employment with Employer.

               (3) That for two (2) years following the termination of the Employment, Employee will promptly notify Employer of any change in the identification of Employee's employer or the nature of such employment or of self-employment.

               (4) Subject to the conditions hereinafter stated, Employee will not, within two (2) years after leaving the employ of Employer, engage or enter into employment by, or into self-employment or gainful occupation as, a Competing Business (as hereinafter defined) or act directly or indirectly as an advisor, consultant, sales agent, as defined herein or broker for a Competing Business. As used herein, "Competing Business" means a business which is engaged in the manufacture, sale or other disposition of a product or service or has under development a product or service which is in direct competition with a product or service, whether existing or under development, of the Employer. Employee acknowledges that Employer does not have an adequate remedy at law in the event Employee violates this provision and, therefor, Employee agrees that, in such an event, Employer will be entitled to seek equitable relief, including but not limited to, injunctive relieve and to withhold all payments due to Employee hereunder pending a judicial determination of whether Employee has violated this Agreement.

                  (b)      Employer further agrees:

               (1) That within fifteen (15) business days after receiving written identification of the prospective employer verified in writing by the Employer, the nature of the employment or self-employment pursuant to Paragraph 8(a)(1) above, or any change therein pursuant to Paragraph 8(a)(3) above, Employer will advise Employee as to whether such employment constitutes a Competing Business as defined in Paragraph 8(a)(4) above.

                  (c) The provisions of 8(a)(2) - 8(a)(4) and 8(b) will apply whether the termination is voluntary or involuntary and for whatever reason. In addition, 8(a)(1) will apply in the case of a voluntary termination by Employee.

         9.       WAIVER OF AGREEMENT NOT TO COMPETE.

                  The Employer, based on the facts revealed to it by the Employee regarding the new employment and in its discretion upon written notification to Employee, may at any time waive or elect not to enforce the provisions of Paragraph 8(a)(4).

         10.      AGREEMENT NOT TO SOLICIT EMPLOYEES.

                  Employee agrees that, for a period of two (2) years following the termination of the Employment Period, Employee will not, on behalf of any business, engage in a business competitive with Employer, solicit or induce, or in any manner attempt to solicit or induce, either directly or indirectly, any person employed by, or any agent of Employer, to terminate such employment or agency, as the case may be, with Employer. In the event of violation hereof, Employer may terminate any payments due to Employee hereunder.

         11.      NO VIOLATION.

                  Employee hereby represents and warrants to Employer that the execution, delivery and performance of this Agreement or the passage of time, or both, will not conflict with, result in a default, right to accelerate or loss of rights under any provision of any agreement or understanding to which the Employee or, to the best knowledge of Employee, any of Employee's affiliates are a party or by which Employee, or to the best knowledge of Employee, Employee's affiliates may be bound or affected.

         12.      CAPTIONS.

                  The captions, headings and arrangements used in this Agreement are for convenience only and do not in any way affect, limit or amplify the provisions hereof.

         13.      NOTICES.

                  All notices required or permitted to be given hereunder will be in writing and will be deemed delivered, whether or not actually received, two (2) days after being deposited in the United

States mail, postage prepaid, registered or certified mail, return receipt requested, addressed to the party to whom notice is being given at the specified address or at such other address as such party may designate by notice:

Employer:                          Clements Golden Phoenix Enterprises, Inc.
                                   3135 S.W. Mapp Road
                                   P.O. Box 268
                                   Palm City, FL 34991
With a copy
which shall not
constitute notice to:              Mintmire & Associates
                                   265 Sunrise Avenue
                                   Suite 204
                                   Palm Beach, FL 33480

Employee:                          Samuel P. Sirkis
                                   2705 Autumn Leaves Drive
                                   Daytona Beach, FL 32124

         14.      INVALID PROVISIONS.

                  If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws, such provisions will be fully severable, and this Agreement will be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part of this Agreement; the remaining provisions of this Agreement will remain in full force and effect and will not be affected by the illegal, invalid or unenforceable provision or by its severance of this Agreement. In lieu of each such illegal, invalid or unenforceable provision, there will be added automatically as part of this Agreement a provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible and be legal, valid and enforceable.

         15.      ENTIRE AGREEMENT; AMENDMENTS.

                  This Agreement contains the entire agreement of the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings, if any, relating to the subject matter hereof, including the Prior Agreement, which is fully replaced hereby. This Agreement may be amended, in whole or in part only, by an instrument in writing setting forth the particulars of such amendment and duly executed by an officer of Employer expressly authorized by the Board to do so and by Employee.

         16.      WAIVER.

                  No delay or omission by any party hereto to exercise any right or power hereunder will impair such right or power to be construed as a waiver thereof. A waiver by any of the parties hereto of any of the covenants to be performed by any other party or any breach thereof will not be construed to be a waiver of any succeeding breach thereof or of any other covenant herein contained. Except as otherwise expressly set forth herein, all remedies provided for in this Agreement will be cumulative and in addition to and not in lieu of any other remedies available to any party at law, in equity or otherwise.

         17.      COUNTERPARTS.

                  This Agreement may be executed in multiple counterparts, each of which will constitute an original, and all of which together will constitute one and the same agreement.

         18.      GOVERNING LAW.

                  This Agreement will be construed and enforced according to the laws of the State of Florida.

         IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement effective as of the date first above written.



EMPLOYER:                                           EMPLOYEE:

Clements Golden Phoenix Enterprises, Inc.


By:/s/ Henry T. Clements                            /s/Samuel P. Sirkis
--------------------------------------             ----------------------------
      Henry T. "Skip" Clements                      Samuel P. Sirkis
      Chief Executive Officer