Form 10QSB
period 2000-09-30
CLEMENTS GOLDEN PHOENIX ENTERPRISES INC
filed 2000-11-14
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2000
Commission file no.:  0-27137

                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                                      65-0509296
------------------------------------                        --------------------
(State or other jurisdiction of                                  (I.R.S.Employer
incorporation or organization)                               Identification No.)

3135 S.W. Mapp Road
P.O. Box 268, Palm City, FL                                                34991
------------------------------------------                  --------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number: (561) 287-5958

Securities to be registered under Section 12(b) of the Act:

     Title of each class                                   Name of each exchange
                                                             on which registered
         None                                                       None
-----------------------------------                         --------------------

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

         As of September 30, 2000, there were 14,249,382 shares of voting stock of the registrant issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS



                                TABLE OF CONTENTS




Accountants' Review Report


Financial Statements                                                       PAGE


   Balance Sheet-Consolidated..............................................F-2

   Statement of Operations-Consolidated....................................F-4

   Statement of Changes in Stockholders' Equity-Consolidated...............F-5

   Statement of Cash Flows-Consolidated....................................F-6

   Notes to Financial Statements...........................................F-7

                    Clements Golden Phoenix Enterprises, Inc.

                           BALANCE SHEET-CONSOLIDATED
                      September 30, 2000 and March 31, 2000

                                                     September 30, 2000    March  30, 2000

                  ASSETS
Current Assets

    Cash and Equivalents                             $       2,860         $    240,451
           Account Receivable                               29,507                  -0-
           Loan Receivable-Shareholder                      80,566               66,735
           Interest Receivable-Shareholder                  13,182                9,868
           Retainers - Consulting & Marketing               19,959              103,000
           Inventory Frozen Concentrate                        -0-               27,753
                           Display Items                     8,899                8,899
                                                     -------------         -------------

       Total Current Assets                                154,973              456,706

Fixed Assets

           Vehicle                                          88,827               45,353
           Equipment                                        27,491               25,616
     Less accumulated depreciation                        ( 15,550)           (   5,959)
                                                     -------------         -------------

        Total Fixed Assets                                 100,768               65,010

Other Assets

         Other assets                                       20,027               19,840
                                                     -------------         -------------

       Total Other Assets                                   20,027               19,840
                                                     -------------         -------------

TOTAL ASSETS                                         $     275,768         $    541,556
                                                     =============         =============












                 See accompanying notes and accountants'report.

                    Clements Golden Phoenix Enterprises, Inc.

                           BALANCE SHEET-CONSOLIDATED
                      September 30, 2000 and March 31, 2000

                      LIABILITIES AND STOCKHOLDER'S EQUITY




                                                     September 30, 2000    March 31, 2000
Current Liabilities

    Account Payable                                  $   96,776           $     129,086
    Accrued Payroll                                       9,375                     -0-
    Payroll Taxes Payable                                   -0-                  20,772
    Health Insurance Payable                                -0-                   1,237
    Accrued Interest Payable                            181,839                 103,779
    Convertible Notes                                   225,000                 125,000
    Subscription Payable                                    -0-                   3,100
    Loan Payable-Shareholders                         1,320,135               1,294,273
    Current Portion Long Term Debt                       23,534                  11,766
                                                     -------------         -------------

       Total Current Liabilities                      1,856,659               1,689,013

Long Term Liabilities

    Note Payable Lincoln Navigator                       41,156                  26,463

Stockholders' Equity

     Common Stock, $.001 par value,  50,000,000
     shares authorized and 14,249,382 outstanding
     September 30, 2000 5,410,000 outstanding
     March 31,2000                                       14,249                   5,410
     Paid in capital in excess of par value           2,924,184               2,089,923
     Retained Earnings                              ( 4,560,480)            ( 3,269,253)
                                                     -------------         -------------

        Total Stockholder's Equity                  ( 1,622,047)             (1,173,920)
                                                     -------------         -------------

TOTAL LIABILITIES AND
   STOCKHOLDER'S  EQUITY                             $  275,768            $    541,556
                                                     =============         =============


                     See accompanying notes and accountants'
                                    report.

                    Clements Golden Phoenix Enterprises, Inc.
                      STATEMENT OF OPERATIONS-CONSOLIDATED
              FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000
                     AND FOR SHORT YEAR ENDED MARCH 31, 2000







                                       Three  Months        Six  Months         Short year end
                                   September 30, 2000    September 30, 2000     March 31, 2000
                                   ------------------    ------------------     ---------------
REVENUE
     Sale Fruit & Juice             $         -0-        $      104,057         $         -0-
                                   ------------------    ------------------     ---------------

        Total Revenue                         -0-               104,057                    -0-

PURCHASES
      Purchases Fruit                     51,190                106,892                    172
      Shipping, Packaging, Storage        40,363                 68,891                 97,702
      Contract Labor                       2,300                  3,300                    500
                                   ------------------    ------------------     ---------------
    Total Purchases                       93,853                179,083                 98,374
                                   ------------------    ------------------     ---------------
      Gross Profit Margin             (   93,853)             (  75,026)            (  98,374)


GENERAL AND ADMINISTRATIVE EXPENSES

      General and Administrative          60,117                119,376                60,253
       Consulting Fees                   341,217                424,226                   -0-
       Depreciation                        4,795                  9,590                 2,137
       Interest Expense                   43,669                 85,872                41,236
       Insurance                           6,539                 13,919                 8,015
       Legal & Accounting Fees            19,581                 40,747                34,178
       Market Research & Development     108,148                319,156               531,220
       Salaries                           95,628                193,658                97,785
       Tax-Payroll                         4,501                 12,196                 8,570
       Tax-Other                             -0-                  2,027                    73
                                   ------------------    ------------------     ---------------
 Total Administrative Expenses          684,195               1,220,767               783,467
                                   ------------------    ------------------     ---------------

 Net Loss Before Other Income       (   778,048)             (1,295,793)          (  881,841)
                                   ------------------    ------------------     ---------------

OTHER INCOME
      Interest Income                     1,702                  4,566                 1,756
                                   ------------------    ------------------     ---------------

        Net  Loss                  $ (  776,346)         $ ( 1,291,227)         $ (  880,085)
                                   ==================    ==================     ===============







                 See accompanying notes and accountants' report.

                    Clements Golden Phoenix Enterprises, Inc.

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY-CONSOLIDATED
                      SEPTEMBER 30, 2000 and MARCH 31, 2000

                                    COMMON     ADDITIONAL       RETAINED
                                     STOCK     PAID IN CAPITAL  EARNINGS        TOTAL

Balance December 31, 1999          $  5,000    $   856,629      $ (2,389,167)   $(1,527,538)

      Net Loss                                                    (  880,086)    (  880,086)

      Sale of Stock                     410                                             410

     Additional Paid in Capital                  1,233,294                        1,233,294
                                   --------    -----------      -------------   ------------

Balance March 31, 2000                5,410      2,089,923       ( 3,269,253)    (1,173,920)

Net Loss                                                         ( 1,291,227)    (1,291,227)

Sale of Stock                         8,839        834,261                 0        843,100
                                   --------    -----------       ------------   ------------



Balance September 30, 2000         $ 14,249     $2,924,184       $(4,560,480)   $(1,622,047)
                                   ========     ==========       ============   ============











                 See accompanying notes and accountants' report.
                                       F-5

                    Clements Golden Phoenix Enterprises, Inc.
                      STATEMENT OF CASH FLOWS-CONSOLIDATED
              FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000
                       AND SHORT YEAR ENDED MARCH 31, 2000

                                                            Three months           Six Months             Short Year Ended
                                                          September 30, 2000    September 30, 2000        March 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                $  ( 776,346)      $   (1,291,227)           $    (880,085)
       Adjustments to reconcile net income to net
       Cash provided by operating activities
          (Increase) decrease in:
      Depreciation                                                  4,795                9,590                    2,137
                 Account Receivable                                45,360              (29,507)                     -0-
                 Due from Golden Phoenix                              -0-                  -0-                       36
                 Inventory-Frozen Concentrate                      27,753               27,753                    2,965
                 Note Receivable                                (     145)             (13,831)              (   14,440)
                 Interest Receivable                            (   1,625)           (   3,314)              (    1,239)
                 Marketing Materials                                  -0-            (     187)                     -0-
                 Retainers Consulting - Marketing                  92,486               83,041                ( 103,000)

         Increase (Decrease ) in:
                 Account Payable                                (  48,060)            ( 32,310)               (  45,410)
                  Payroll Taxes Payable                               -0-           (   20,772)                  17,775
                  Health Insurance Payable                            -0-          (     1,237)                   1,237
                  Accrued Payroll                                   9,375                9,375                      -0-
                 Accrued Interest payable                          41,560               78,060                (  34,616)
                                                              ------------      --------------             -------------

NET CASH USED BY OPERATING ACTIVITIES                         (   604,847)         ( 1,184,566)             ( 1,054,640)

             CASH FLOWS FROM INVESTING ACTIVITIES

                 Equipment                                            -0-           (   45,349)              (   58,312)
                                                              ------------      --------------             -------------

NET CASH USED BY INVESTING ACTIVITIES                                 -0-            (  45,349)               (  58,312)

CASH FLOWS FROM FINANCING ACTIVITIES
                   Convertible Note                               100,000              100,000                  125,000
                  Subscription Payable                                -0-                  -0-                    3,100
                   Loan Payable Navigator                       (   6,788)              26,461                   38,229
                      Loan Payable-Shareholders                   150,598               25,863               (   57,125)
                 Common Stock                                       8,786                8,786                      410
                 Additional Paid in Capital                       315,214              831,214                1,233,294
                                                              ------------      --------------             -------------
          NET CASH PROVIDED
           BY FINANCING ACTIVITIES                                567,810              992,324                1,342,908
                                                              ------------      --------------             -------------

           NET INCREASE ( DECREASE )
                  IN CASH                                      (   37,037)           ( 237,591)                229,956

CASH AT BEGINNING OF YEAR                                          39,897              240,451                  10,495
                                                              ------------      --------------             -------------
CASH AT END OF YEAR                                           $     2,860       $        2,860              $   240,451
                                                              ============      ==============             =============

 Supplemental information
 Interest expense March, 2000                   $ 41,236
 Interest expense September, 2000               $ 85,872


                 See accompanying notes and accountants' report.

                    Clements Golden Phoenix Enterprises, Inc.
                               September 30, 2000

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

The company has shipped fresh citrus from the current citrus season and in the next citrus season will continue to ship fresh fruit. In addition, the company will continue to develop their Brand name of citrus concentrate juices to China and Southeast Asia. The market has the potential to be one of the largest in the world.

Clements Golden Phoenix Enterprises, Inc. acquired Clements Citrus Sales of Florida, Inc. on December 31, 1999. The company became a wholly owned subsidiary of Clements Golden Phoenix Enterprises, Inc. Clements Citrus Sales of Florida, Inc. was incorporated in the State of Florida on August 5, 1997.


Fixed Assets

Fixed assets are carried at cost. Depreciation of equipment is provided using the straight-line method. The rate is based on a useful life ranging from 3 to 10 years. Depreciation taken for the three months and six months ended September 30, 2000, is $4,795 and $9,590 respectively. The short year ended March 31, 2000, is $ 2,137.


Income Taxes

Clements Golden Phoenix Enterprises, Inc., is a C corporation and Clements Citrus Sales of Florida, Inc. has applied to the Internal Revenue Service to rescind the S election, Clements Citrus Sales of Florida, Inc., had made a previous election to be an S corporation. No provision for taxes have been made in these financial statements due to the losses incurred in opening China and Southeast Asia markets.

                    Clements Golden Phoenix Enterprises, Inc.
                               September 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses for the three months and six months ended September 30, 2000 and the short year ended March 31, 2000. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management has secured a private placement of its stock so that it will be able to continue as a going concern. Management also plans for a follow-up offering in a secondary market in the near term. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current shareholders of the Company have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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

Inventory-Frozen Concentrate

The inventory of frozen orange juice concentrate that can be shipped to China in refrigerated containers has all been shipped for trade shows and sales. A small amount that was not of the high quality for export is used for advertising layouts.

Note 2 -  Loan Receivable Shareholder

Loan receivable shareholder is made up of funds disbursed to Henry T. Clements for various personal expenditures. The corporation is to be reimbursed for this expenditure. The corporation began in July to withhold from Mr. Clements wages to pay back the loan.

                    Clements Golden Phoenix Enterprises, Inc.
                               September 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Marketing Material

Marketing Materials is made up of items and designs of corporate logo and trade-marks that will be used in marketing the citrus and concentrate juices in China.


Note 4 - Accrued Interest Payable

Interest was accrued on the Loans Payable - Rizzuti, Loeffelbein, Sellian, Samartine, and Ludlum for the three months and six months ended September 30, 2000, and the short year ended March 31, 2000. The interest was calculated at 12% percent per annum and is payable on a semi-annual basis. Payment of interest is to be made when funds are available. The interest may be paid from stock subscription funds.


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

Note 7 - Convertible Note

Clements Golden Phoenix Enterprises, Inc., has entered into three convertible notes, one for $31,250 with Bassuener Cranberry Corporation, and one for $93,750 with Ranger Cranberry Company, LLC, these notes were entered into on January 13, 2000. The third note for $100,000 with Philip Taurisiano was entered into on August 14, 2000. The stated interest rate is 12% per annum. Interest is due quarterly on the unpaid principal balance. The unpaid principal may be converted into shares of the restricted common stock of the company at the option of the payee on or beforeJanuary 13, 2003. If not converted it shall be due in the form of a " balloon payment" on the maturity date. On October 17, 2000, Bassuener Cranberry

                    Clements Golden Phoenix Enterprises, Inc.
                               September 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Convertible Note-continued

Corporation made the election to convert there note and unpaid interest into the company'srestricted common stock. The number of shares transferred was 44,228. Also, on October 17, 2000, Ranger Cranberry Company, LLC, made the election to convert their note and unpaid interest into the company's restricted common stock. The number of shares transferred was 132,684.


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


Note 9 - Stock Split

 The company authorized a stock split at a ratio of two for one for shareholders of record August 25, 2000, to take effect September 1, 2000. Distribution was effective August 31, 2000. The total shares issued and outstanding following the split is 14,247,582 shares.


Note 10 - Consulting Agreement

 September 15, 2000 the company entered into a two year consulting agreement with Condor Consulting, LLC. The company has agreed to the scope of service which included marketing and brand awareness, promotions and event planning, government and public relations. Condor Consulting, LLC, has agreed to provide advise and consultation to the Asian Markets on the promotion of Florida grown citrus products. A retainer of $100,000 will be paid the first month of the agreement. The agreement also provides for a revenue sharing equal to five (5%) of gross revenues derived from the sale of citrus products by the company to any purchaser operating in the Asian Markets.


Note 11 - Subsequent Events

 The corporation on October 6, 2000, authorized a stock split at a ratio of two for one for shareholders of record on September 29, 2000. The distribution effective at the close of business October 6, 2000.

Item 2.           Management's Discussion and Analysis or Plan of Operation

General

     In August 2000, the Board of Directors of Clements Golden Phoenix Enterprises, Inc., a Florida corporation (the "Issuer" or the "Company") approved a forward split of the Company's Common Stock at a ratio of two (2) shares for each one (1) share of Common Stock issued and outstanding. The forward split took effect on September 1, 2000 for holders of record on August 25, 2000, with distribution effective August 31, 2000. Additional share certificates were issued by the Company's transfer agent to effect the split.

     In August 2000, the Company issued an additional 1,350,000 shares to the original owners of Clements Citrus Sales of Florida, Inc., a Florida corporation which is the Company's wholly owned subsidiary ("CCSF") pro rata. The issuance was to remedy an error in calculation made at the time of the share exchange agreement conducted in December 1999. As part of such issuance, Joseph Rizzuti, the Company's current Chairman and Chief Operating Officer received 500,000 shares, Edward Sellian, a beneficial owner of more than ten percent (10%) of the Company's Common Stock received 300,000 shares. Bonnie K. Ludlum, the Company's current Secretary and Director received 75,000 shares. John Samartine, a current Director of the Company received 75,000 shares. Henry "Skip" Clements, the Company's current Chief Executive Officer and a Director received 225,000 shares. For such offering, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), Rule 506 of Regulation D promulgated thereunder ("Rule 506") and Section 517.061(11) of the Florida Code.

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

     Since the August 2000 filing of the quarterly report for the fiscal quarter ended June 30, 2000, the Company has sold 35,800 shares of its Common Stock to four (4) investors. John Samartine, a Director of the Company, is the beneficial owner of 14,000 of such shares. For such offering the Company relied upon
Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida Code.

     The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one (1) or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, the Company supplied such information and was available for such questioning.

     In September 2000, CCSF entered into a consulting agreement with Condor Consulting LLC ("Condor"). Condor provides consulting in connection with certain import/export activities undertaken by CCSF. Condor is CCSF's exclusive consultant in the People's Republic of China, Republic of China, Japan, Republic of the Phillippines, Republic of Singapore, Malaysia, Kingdom of Thailand, Republic of Indonesia, Socialist Republic of Vietnam, Kingdom of Cambodia, Union of Burma, Lao People's Democratic Republic, Republic of India, Islamic Republic of Pakistan, People's Republic of Bangladesh, Commonwealth of Australia and New Zealand. CCCSF must pay Condor its hourly rates which range between $75 and $300. CCSF must also pay Condor a monthly retainer in the amount of $100,000, which shall be applied to such hourly fees and which unused amount shall rollover to subsequent months. In the event CCSF terminates the contract prior to its second anniversary, it must pay Condor $100,000 times the number of remaining months. Additionally, CCSF must pay to Condor an amount equal to five percent (5%) of its gross revenues derived from the sale of citrus products in the areas under contract. CCSF also granted Condor a warrant to purchase 100,000 shares of the Common Stock of the Company at an exercise price of $2.00 per share. Such warrants have no expiration date. The warrants carry full demand registration rights. The term of the agreement is for a period of two (2) years.

     In September 2000, the Company executed a promissory note in favor of Bonnie K. Ludlum, the Company's current Secretary and a Director in the principal amount of $50,000. The note has a term of thirty (30) days and bears interest at a rate of ten percent (10%) per annum. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida Code.

     The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one
(1) or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, the Company supplied such information and was available for such questioning.

     In September 2000, the Company's Board of Directors approved a forward split of the Company's Common Stock at a ratio of two (2) shares for each one
(1) share of Common Stock issued and outstanding. The forward split took effect on October 6, 2000 for holders of record on September 29, 2000, with distribution effective October 6, 2000. Additional share certificates were issued by the Company's transfer agent to effect the split.

     In October 2000, Ranger Cranberry Company sent a notice of conversion pursuant to a convertible note dated January 13, 2000 in the principal amount of $93,750. Interest in the amount of $5,763.70 was also converted to shares of the Company's restricted Common Stock. The conversion price, which was adjusted to account for the two splits of the Company's Common Stock, was $0.75. The total number of shares to be issued is therefore 132,684, which have yet to be issued. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and
Section 551.29(2) of the Wisconsin Code.

     The facts relied upon to make the Wisconsin Exemption include the following: The Company filed a notice consisting of a completed Form D as prescribed by Rule 503 of Regulation D under the Securities Act of 1933. This form was signed by the Company, was filed not later than fifteen (15) days after the first sale, and was accompanied by an appropriate fee.

     In October 2000, CCSF, renewed its contract with Tianjin Hongrun Trading Co. Ltd., a Chinese company ("Hongrun"). CCSF appointed Hongrun its exclusive distributor of its Clements Brand Frozen Concentrated Fruit Juices in Tianjin, Dalian, Shenyang, Chongqing, Wuhan and Taiyuan and its non-exclusive distributor in Beijing. In exchange for the appointment, Hongrun agreed to purchase certain minimum quantities of the frozen concentrate from CCSF. The contract term is for a period of one (1) year.

Discussion and Analysis

     The Company is incorporated in the State of Florida. The Company was originally incorporated as Lucid Concepts, Inc. on July 15, 1994. It changed its name to the current name in connection with a share exchange between the Company and CCSF on December 31, 1999 (the "Agreement"). The Company's Common Stock is currently quoted on the Over the Counter Bulletin Board under the symbol "CPHX". Its executive offices are presently located at 3135 S.W. Mapp Road, P.O. Box 268, Palm City, FL 34991. Its telephone number is (561) 287-5958 and its facsimile number is (561) 287-9776.

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

     The Company was still in the development stage until December 1999 when the Share Exchange took place between CCSF and the Company and is still emerging from that stage. The Company has only recently begun shipping its citrus products to China. From the date of the Agreement in December 1999 through September 30, 2000, the Company generated revenues in the amount of $104,057 from the sale of fruit and juice. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

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

Results of Operations -For the Six Months Ending September 30, 2000 and the Short Year Ending March 31, 2000

Financial Condition, Capital Resources and Liquidity

     For the short year ended March 31, 2000 and the six (6) months ended September 30, 2000, the Company recorded no revenues and revenues in the amount of $104,057 respectively. For the short year ended March 31, 2000 and the six
(6) months ended September 30, 2000, the Company had salary expenses of $97,785 and $193,658. This comparative increase was due to an increase in the number of personnel employed by the Company, specifically, the hiring of Mr. Samuel P. Sirkis as the Company's President.

     For the short year ended March 31, 2000 and the six (6) months ended September 30, 2000, the Company had market research and development expenses of $531,220 and $319,156 respectively.

     For the short year ended March 31, 2000 and the six (6) months ended September 30, 2000, the Company paid consulting fees in the amount of $0 and $424,226 respectively. This increase was due primarily to the consulting fees paid to Condor, the Company's liaison with Mainland China.

     For the short year ended March 31, 2000 and the six (6) months ended September 30, 2000, the Company had total administrative expenses of $783,467 and $1,220,767.

Net Losses

     For the short year ended March 31, 2000 and the six (6) months ended September 30, 2000, the Company reported a net loss from operations of $880,085 and $1,291,227 respectively.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

     At September 30, 2000, the Company employed five (5) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

     None.

Item 3.           Defaults in Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending September 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.           Other Information

     None.

Item 6.           Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------
3.(i).1  [1]      Articles of Incorporation of The Silk Road Renaissance Company filed July 5, 1994.

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

3.(ii).1 [1]      Bylaws of the Company.

4.1      [4]      Convertible Note between the Company and Bassuener Cranberry Corporation dated
                  January 13, 2000.

4.2      [4]      Convertible Note between the Company and Ranger Cranberry Company, LLC dated January 13, 2000.

4.3      [4]      Convertible Note between the Company and Philip Taurisano dated March 1, 2000.

4.4      *        Promissory Note by the Company in favor of Bonnie K. Ludlum dated September
                  28, 2000.

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



10.5     [5]      Employment Agreement with Samuel P. Sirkis dated August 1, 2000.

10.6     *        Consulting Contract between Clements Citrus Sales of Florida, Inc. and Condor
                  Consulting, LLC dated September 15, 2000.

10.7     *        Sales and Marketing Contract between Clements Citrus Sales of Florida, Inc. and
                  Tianjin Hongrun Trading Co., Ltd. dated October 8, 2000.

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

[5] Previously filed with the Company's report on Form 10QSB filed August 21, 2000.

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

                                       CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
                                       (Registrant)

Date: November 9, 2000                  BY: /s/ Joseph R.  Rizzuti
                                        --------------------------------
                                        Joseph R.  Rizzuti, Chairman and
                                        Chief Operating Officer

                                        BY: /s/ Samuel Sirkis
                                        --------------------------------
                                        Samuel Sirkis, President and Director

                                        BY: /s/ Henry "Skip" Clements
                                        --------------------------------
                                        Henry "Skip" Clements, Chief
                                        Executive Officer and Director

                                        BY: /s/ Bonnie K. Ludlum
                                        --------------------------------
                                        Bonnie K. Ludlum, Secretary and Director

                                        BY: /s/ John Samartine
                                        --------------------------------
                                        John Samartine, Director