Form 10QSB
period 2000-12-31
CLEMENTS GOLDEN PHOENIX ENTERPRISES INC
filed 2001-02-20
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2000
Commission file no.:  0-27137

                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                                65-0509296
------------------------------------                      ----------------------
(State or other jurisdiction of                           (I.R.S.Employer
incorporation or organization)                            Identification No.)

3135 S.W. Mapp Road
P.O. Box 268, Palm City, FL                                       34991
----------------------------------------                  ----------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number: (561) 287-5958

Securities to be registered under Section 12(b) of the Act:

    Title of each class                              Name of each exchange
                                                      on which registered
        None                                                 None
-----------------------------                      ----------------------------

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

         As of December 31, 2000, there were 28,512,096 shares of voting stock of the registrant issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS


                             CLEMENTS GOLDEN PHOENIX

                        ENTERPRISES, INC. AND SUBSIDIARY


                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

C O N T E N T S
                                                                            Page
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets                                                      F-1

         Statements of Operations                                            F-2

         Statements of Deficiency in Assets                                  F-3

         Statements of Cash Flows                                            F-4

         Notes to Condensed Consolidated Financial Statements                F-5

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND MARCH 31, 2000

                                                                                   (Unaudited)
ASSETS                                                                          December 31, 2000  March 31, 2000
------------------------------------------------------------------------------- ------------------ ---------------

CURRENT ASSETS
     Cash and cash equivalents                                                  $       9,492      $     240,451
     Accounts receivable                                                               27,994                  -
     Loan receivable - stockholder                                                     93,622             66,735
     Interest receivable - stockholder loan                                            14,911              9,868
     Retainer - consulting                                                                  -            103,000
     Inventory                                                                         26,436             27,753
------------------------------------------------------------------------------- ------------------ ---------------
         Total current assets                                                         172,455            447,807

PROPERTY AND EQUIPMENT, NET                                                            97,486             65,010

OTHER ASSETS                                                                            9,659             28,739
------------------------------------------------------------------------------- ------------------ ---------------

         TOTAL ASSETS                                                           $     279,600      $     541,556
------------------------------------------------------------------------------- ------------------ ---------------

LIABILITIES AND DEFICIENCY IN ASSETS
------------------------------------------------------------------------------- ------------------ ---------------

CURRENT LIABILITIES
     Accounts payable - trade                                                   $     192,045      $     129,086
     Accounts payable - related party                                                  40,000                  -
     Accrued expenses                                                                  38,562             22,009
     Accrued interest payable                                                         222,187            103,779
     Convertible notes, net of discount                                               442,812            125,000
     Subscription deposit                                                             200,000              3,100
     Loans payable-shareholders                                                     1,266,041          1,294,273
     Current portion of long-term debt                                                 24,983             11,766
------------------------------------------------------------------------------- ------------------ ---------------
         Total current liabilities                                                  2,426,630          1,689,013

LONG-TERM DEBT, net of current portion                                                 33,766             26,463
------------------------------------------------------------------------------- ------------------ ---------------

         TOTAL LIABILITIES                                                          2,460,396          1,715,476
------------------------------------------------------------------------------- ------------------ ---------------

DEFICIENCY IN ASSETS
     Common stock, $.001 par value; 50,000,000 shares authorized; 27,851,765
         and 21,640,000, respectively, shares issued and outstanding                   27,852             21,640
     Additional paid-in capital                                                     3,019,105          2,073,693
     Accumulated deficit                                                        (   5,227,753)     (   3,269,253)
------------------------------------------------------------------------------- ------------------ ---------------
         Total deficiency in assets                                             (   2,180,796)     (   1,173,920)
------------------------------------------------------------------------------- ------------------ ---------------

         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                             $     279,600      $     541,556
------------------------------------------------------------------------------- ------------------ ---------------


                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2000
AND THREE MONTH PERIOD ENDED MARCH 31, 2000

                                                      (Unaudited)        (Unaudited)              Three Months
                                                     Three Months        Nine Months
                                                         Ended              Ended                 Ended
                                                   December 31, 2000  December 31, 2000      March 31, 2000
-------------------------------------------------- -----------------  ------------------  --------------------

REVENUE                                            $          89,424  $          193,481  $                 -

COST OF GOODS SOLD                                            72,575             203,815               98,374
-------------------------------------------------- -----------------  ------------------  --------------------

GROSS PROFIT                                                  16,849  (           10,334) (            98,374)
-------------------------------------------------- -----------------  ------------------  ---------------------

OPERATING EXPENSES
     Consulting fees                                          91,664             515,890                    -
     Depreciation and amortization                             4,876              14,466                2,137
     Insurance                                                23,076              36,995                8,015
     Interest                                                 49,609             135,481               41,236
     Market research and development                         198,341             517,497              531,220
     Payroll and other taxes                                   3,050              17,273                8,643
     Professional fees                                        33,332              74,079               34,178
     Public relations                                         43,025              43,025                    -
     Salaries                                                 84,173             277,831               97,785
     General and administrative                              155,017             322,236               60,253
-------------------------------------------------- -----------------  ------------------  ---------------------
         Total operating expenses                            686,163           1,954,773              783,467
-------------------------------------------------- -----------------  ------------------  ---------------------

LOSS BEFORE OTHER INCOME                           (         669,314) (        1,965,107) (           881,841)

OTHER INCOME
     Interest income                                           2,041               6,607                1,756
-------------------------------------------------- -----------------  ------------------  ---------------------

NET LOSS                                           ($        667,273) ($       1,958,500) ($         880,085)
-------------------------------------------------- -----------------  ------------------  ---------------------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED      ($           0.02) ($            0.08) ($            0.04)
-------------------------------------------------- -----------------  ------------------  ---------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             27,794,115          25,082,204           20,820,000
-------------------------------------------------- -----------------  ------------------  ---------------------


                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS
FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2000 (UNAUDITED)
AND THREE MONTH PERIOD ENDED MARCH 31, 2000

                                                                 Common Stock       Additional
                                                           -----------------------   Paid-In      Retained
                                                            Shares       Par Value    Capital      Earnings    Total
---------------------------------------------------------- ---------- ------------ ----------- ------------ -------------
Balance December 31, 1999                                  20,000,000 $    20,000  $   841,629 ($ 2,389,167)($ 1,527,538)

Net loss                                                            -           -            - (    880,086)(    880,086)

Sale of common stock                                        1,640,000       1,640    1,232,064            -    1,233,704
---------------------------------------------------------- ---------- ------------ ----------- ------------ -------------

Balance March 31, 2000                                     21,640,000      21,640    2,073,693 (  3,269,253)(  1,173,920)

Net loss                                                            -           -            - (  1,958,500)(  1,958,500)

Sale of common stock and warrants                             621,096         622      794,653            -      795,275

Common stock issued in connection with December 31, 1999
     reverse merger                                         5,400,000       5,400  (     5,400)           -            -

Conversion of debt to common stock                            177,336         177      132,826            -      133,003

Common stock issued in exchange for services                   13,333          13       23,333            -       23,346
---------------------------------------------------------- ---------- ------------ ----------- ------------ -------------

Balance December 31, 2000                                  27,851,765 $    27,852  $ 3,049,105 ($ 5,227,753)($ 2,180,796)
---------------------------------------------------------- ---------- ------------ ----------- ------------ -------------

All stock information has been adjusted to give effect to the 2-for-1 stock splits in September and October 2000.


                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000
AND THREE MONTH PERIOD ENDED MARCH 31, 2000


                                                                               (Unaudited)        Three Months
                                                                               Nine Months
                                                                                  Ended               Ended
                                                                            December 31, 2000    March 31, 2000
-------------------------------------------------------------------------  ------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               ( $  1,958,500)     ( $   880,085)
-------------------------------------------------------------------------  ------------------- ------------------
Adjustment to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                               14,466              2,137
       Bad debts                                                                   29,507                  -
       Common stock issued for services                                            23,346                  -
       Changes in operating assets and liabilities:
          Accounts receivable                                              (       57,501)                 -
          Interest receivable                                              (        5,043)     (       1,239)
          Retainer - consulting                                                   103,000      (     103,000)
          Inventory                                                                 1,317              2,965
          Accounts payable - trade                                                 62,959      (      45,374)
          Accounts payable - related party                                         40,000                  -
          Accrued expenses                                                         16,553             19,012
          Accrued interest payable                                                118,408      (      34,616)
-------------------------------------------------------------------------  ------------------- ------------------
              Total adjustments                                                   347,012      (     160,115)
-------------------------------------------------------------------------  ------------------- ------------------
                Net cash used in operating activities                      (    1,611,488)     (   1,040,200)
-------------------------------------------------------------------------  ------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (       46,942)     (      58,312)
    Other assets                                                                   19,080                  -
-------------------------------------------------------------------------  ------------------- ------------------
                Net cash provided by (used in) investing activities        (       27,862)     (      58,312)
-------------------------------------------------------------------------  ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans to stockholders                                                  (       26,887)     (      14,440)
    Proceeds from convertible notes                                               442,812            125,000
    Proceeds from subscription deposit, net                                       196,900              3,100
    Proceeds from long-term borrowings                                             38,229             38,229
    Principal payments of long-term debt                                   (       17,709)                 -
    Principal payments of stockholder loan                                 (       28,232)     (      57,125)
    Proceeds from issuance of common stock                                        803,278          1,233,704
-------------------------------------------------------------------------  ------------------- ------------------
                Net cash provided by financing activities                       1,408,391          1,328,468
-------------------------------------------------------------------------  ------------------- ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (      230,959)           229,956

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   240,451             10,495
-------------------------------------------------------------------------  ------------------- ------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $      9,492        $   240,451
-------------------------------------------------------------------------  ------------------- ------------------

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
-------------------------------------------------------------------------  ------------------- ------------------

Common stock issued in connection with conversion of debt and
       accrued interest                                                      $    133,003        $         -
-------------------------------------------------------------------------  ------------------- ------------------


                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION


     Consolidation

     The condensed consolidated financial statements include the accounts of Clements Golden Phoenix Enterprises, Inc. and Subsidiary, (the Company) and Clements Citrus Sales of Florida, Inc., (the Subsidiary), the Company's
     wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

     The balance sheet at March 31, 2000 has been derived from the Company's audited balance sheet at that date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Net Income (Loss) Per Share

     The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options to purchase shares of common stock. Outstanding stock equivalents were not considered in the calculation for periods in which the Company sustained a loss as their effect would have been anti-dilutive.

     Reclassifications

     Certain items in the three month period ended March 31, 2000 have been reclassified to conform with the three and nine month periods ended December 31, 2000 classifications. Such reclassifications had no effect on reported net income.

NOTE 3. LOAN RECEIVABLE - STOCKHOLDER

     Loan receivable stockholder is comprised of funds disbursed to or on behalf of a stockholder for various personal expenditures. In July 2000, the Company began withholding from the stockholder's wages to pay back the loan. The loan bears interest at 8 1/2% per annum and is expected to be repaid in the current operating cycle.

NOTE 4. CONVERTIBLE NOTES, NET OF DISCOUNT

     At December 31, 2000, convertible notes payable consisted of the following:

     o $100,000 note to a stockholder dated August 14, 2000. Interest accrues at a rate of 12% per annum on the unpaid principal balance and is due quarterly. The unpaid principal and accrued interest may be converted into shares of the restricted common stock of the company at the option of the payee on or before January 13, 2003. If not converted, the unpaid principal and accrued interest shall be due on the maturity date.

     o $150,000 note to the same stockholder dated October 19, 2000. The note contains the same provisions as the first note with the stockholder and a maturity date of October 9, 2001.

     o $200,000 note dated December 11, 2000 to a stockholder. Interest accrues at a rate of 11% per annum on the unpaid principal balance and is due at maturity. The unpaid principal and accrued interest may be converted into shares of the restricted common stock of the company at the option of the payee on or before April 10, 2001. If not converted, the unpaid principal and accrued interest shall be due on the maturity date. In connection with this note, the Company issued the note holder 5,000 shares of the Company's restricted common stock and warrants to purchase 25,000 additional shares of the Company's restricted common stock.

     On October 17, 2000 two convertible notes and the related accrued interest aggregating approximately $133,000 were converted into 177,336 shares of the company's restricted common stock. As of February 16, 2001, the Company had not issued the stock certificates in connection with the conversion of the notes. However, as the Company is obligated to issue the shares, they are deemed to be issued and outstanding for financial statement purposes.

NOTE 5. SUBSCRIPTION DEPOSIT

     In  December  2000,  the  Company  received  $200,000  pursuant  to a Stock
     Purchase Agreement to sell 200,000 shares of the Company's restricted common stock. The agreement was not executed until February 1, 2001. At December 31, 2000, the funds advanced to the Company have been recorded as a subscription deposit.

NOTE 6. LOANS PAYABLE - SHAREHOLDERS

     Certain shareholders have advanced funds to the company for working capital purposes. These advances are evidenced by promissory notes with stated interest rates of 12% per annum. The principal and accrued interest are payable on demand.

NOTE 7. LONG-TERM DEBT

     Long-term debt at December 31, 2000 consisted of two promissory notes totaling $58,749 collateralized by the Company's transportation equipment. Interest accrues at a rate of 7.99% per annum on the unpaid principal balance and principal and interest payments of approximately $2,400 are payable monthly through February 28, 2003 and $1,200 thereafter through April 5, 2003. Principal payments on the notes payable will be $24,983 for 2001, $27,054 for 2002, and $6,712 for 2003.

NOTE 8. COMMON STOCK

     Stock Issued in Reverse Merger

     In August 2000, the Company issued an additional 1,350,000 shares to the original owners of the Company's wholly owned subsidiary in order to remedy an error in calculation made at the time of the share exchange agreement consummated in December 1999.

     Stock Splits

     The company authorized stock splits at a ratio of two for one for shareholders of record on August 25, 2000 and September 29, 2000. All stock information has been adjusted to give effect to these stock splits.

          Stock Not Issued

     As of February 16, 2001, the Company had not issued stock certificates issuable in connection with the convertible note payable executed on December 11, 2000 and a marketing and promotional agreement dated December 5, 2000. However, as the Company is obligated to issue the shares, they are deemed to be issued and outstanding for financial statement purposes.

NOTE 9. COMMITMENTS AND CONTINGENCIES

     Employment Agreement

     On August 1, 2000, the Company entered into an employment agreement with Samuel P. Sirkis to become President of the Company. The agreement is for a period of two years at a salary of $75,000 per year. In connection with the agreement, Mr. Sirkis originally received 800,000 shares (adjusted for stock splits) of the Company's restricted common stock. Subsequent to December 31, 2000, this agreement was amended to provide Mr. Sirkis with 800,000 warrants to purchase shares of the Company's restricted common stock at $0.50 per share instead of issuing Mr. Sirkis 800,000 shares as previously reported in the prior period. The shares previously issued to Mr. Sirkis were voided effective December 31, 2000. Mr. Sirkis will receive benefits comparable with other key employees of the Company.

     Marketing and Promotion Agreement

     In November 2000, the Company entered into a marketing and promotional agreement with a public relations organization ("WSW") in order to increase the public awareness of the Company's expanding overseas business operations and represent the Company at investor seminars throughout the U.S. In connection with the agreement, WSW received 13,333 shares of the Company's restricted common stock.

     Distribution Agreements

     In May 2000, the Company entered into an exclusive distribution agreement with a Chinese entity to distribute the Company's fresh citrus products in Northern China. The agreement has a one-year term and includes minimum purchase requirements. The agreement can be extended for an additional three years subject to revised minimum purchase requirements. During the extended period, either party may terminate the contract by paying $50,000 to the other party.

     In October 2000, the Company renewed its distribution contract with a Chinese Company to distribute the Company's frozen concentrated fruit juices in Northern China with exclusive rights in certain provinces. The agreement contains minimum purchase requirements and has been extended for a one-year term.

     Consulting Agreement

     On September 15, 2000, the Company entered into a two year agreement with Condor Consulting, LLC for consulting services including marketing and brand awareness, promotions and event planning, government and public relations and advise and consultation to the Asian Markets on the promotion of Florida grown citrus products. A retainer of $100,000 was paid the first month of the agreement. The agreement also provides for a revenue sharing equal to five (5%) of gross revenues derived from the sale of citrus products by the company to any purchaser operating in the Asian Markets.

     Sales and Marketing Agreement

     During October 2000, the Company entered into a sales and marketing agreement with a Chinese distributor that provides for the distributor to directly purchase and market the Company's products to retail outlets and end-users in China. The term of the agreement is for one year and is renewable annually by mutual consent in writing.

NOTE 10. SUBSEQUENT EVENTS

     During February 2001, the Company entered into an import agreement with a Chinese import agent that allows the Company to sell via the import agent to various distributors in China. The term of the agreement is for one year and the import agent will receive 2% of the commercial invoice value of the Company's product purchased by distributors via the import agent. The Company is required to execute an irrevocable letter of credit in the amount of $30,000 on behalf of the import agent to be available to pay any tariff costs relating to the Company's product.

NOTE 11. GOING CONCERN

     The Company has incurred significant operating losses and negative cash flow from inception. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and positive cash flow from operations or obtaining debt or equity financing. Management has secured a private placement of its stock and plans for a follow-up offering in the near term. In the event such efforts are unsuccessful, management believes additional funding will be provided by the existing stockholders of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

         In September 2000, the Board of Directors of Clements Golden Phoenix Enterprises, Inc., a Florida corporation of which Clements Citrus Sales of Florida, Inc., a Florida corporation ("CCSF") is a wholly owned subsidiary (collectively the "Company") approved a forward split of the Company's Common Stock at a ratio of two (2) shares for each one (1) share of Common Stock issued and outstanding. The forward split took effect on October 6, 2000 for holders of record on September 29, 2000, with distribution effective October 6, 2000. Additional share certificates were issued by the Company's transfer agent to effect the split.

         In October 2000, Ranger Cranberry Company sent a notice of conversion pursuant to a convertible note dated January 13, 2000 in the principal amount of $93,750. Interest in the amount of $5,763.70 was also converted to shares of the Company's restricted Common Stock. The conversion price, which was adjusted to account for the two (2) splits of the Company's Common Stock, was $0.75. The total number of shares issued was therefore 132,684. For such offering, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), Rule 506 of Regulation D promulgated thereunder ("Rule 506") and Section 551.29(2) of the Wisconsin Code.

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

         In October 2000, the Company executed a convertible note in favor of Philip Taurisano in the principal amount of $150,000. The note is convertible at the option of the holder to shares of the Company's restricted Common Stock at a conversion price of $1.00 per share. The note bears interest at a rate of twelve percent (12%) per annum and matures one (1) year from its date of issuance. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and
Section 359(f)(2)(d) of the New York Code.

         For purposes of Section 359(f)(2)(d) of the New York Code, the facts upon which the Company relied are: (i) (i) the securities were sold in a limited offering to not more than forty (40) persons. The Company filed a Form M-11 in New York.

         In November 2000, Bassuener Cranberry Corporation sent a notice of conversion pursuant to a convertible note dated January 13, 2000 in the principal amount of $31,250. Interest in the amount of $2,239.72 was also converted to shares of the Company's restricted Common Stock. The conversion price, which was adjusted to account for the two (2) splits of the Company's Common Stock, was $0.75. The total number of shares issued was therefore 44,652. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and
Section 551.29(2) of the Wisconsin Code.

         The facts relied upon to make the Wisconsin Exemption available include the following: The Company filed a notice consisting of a completed Form D as prescribed by Rule 503 of Regulation D under the Securities Act of 1933. This form was signed by the Company, was filed not later than fifteen (15) days after the first sale, and was accompanied by an appropriate fee.

         In December 2000, the Company retained the firm of Complete Financial and Operations LLC d/b/a WallStreetWest.com, LLC ("WSW") to aid with public/investor relations. A third party shareholder paid WSW 13,333 shares of the Common Stock of the Company and the Company issued an additional 13,333 shares of its stock to Complete Financial and Operations LLC in February 2001. For such offering, the Company relied on Section 4(2) of the Act, Rule 506 and
Section 11-51-308(1)(p) of the Colorado Code.

         The facts relied upon to make the Colorado Exemption include the following: (i) the sale was in compliance with an exemption from registration under section 4(2) of the Securities Act of 1933; and (ii) the Company filed with the State of Colorado securities commissioner a notification of exemption, and paid an exemption fee.

         In December 2000, the Company executed a convertible note in favor of James E. Groat in the principal amount of $200,000. The note bears interest at a rate of eleven percent (11%) per annum and has a term of one hundred twenty
(120) days. It is convertible to shares of the Company's restricted Common Stock at a price of $0.75 per share. Warrants to purchase an additional 25,000 shares were issued to Mr. Groat with an exercise price of $2.00 per share for a period of two (2) years. The Company also issued Mr. Groat 5,000 shares of its restricted Common Stock. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida Code.

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

         In January 2001, the Company entered into a letter agreement with Fechtor, Detwiler & Co., Inc. ("Fechtor") to raise up to fifteen million dollars ($15,000,000) in a best efforts private placement. In connection with such services, the Company agreed to pay Fechtor a commission of five percent (5%) of the gross proceeds of the private placement financing, to issue warrants to acquire the Company's Common Stock equal to seven percent (7%) of the gross proceeds of the financing exercisable at the price of the underlying Common Stock of the financing for a five (5) year period, to conduct a one for four (1 for 4) reverse stock split on or before February 15, 2001 and to appoint Mike Reardon to the Company's Board of Directors. The agreement has a term of one hundred twenty (120) days. The financing shall offer units consisting of one (1) share of Series A Convertible Preferred Stock and one-half (1/2) warrant to purchase one (1) share of Common Stock of the Company at an exercise price of $2.25 for a period of five (5) years and are callable by the Company under certain conditions. The price per unit shall be $1.50. The Company has agreed to file a Registration Statement on Form S-3 on or before June 30, 2001 or sixty
(60) days subsequent to the termination of the financing.

         As reported in the last quarterly filing with the Commission, John Samartine, a current Director of the Company, had previously invested $70,000. Although both the Company and Mr. Samartine meant for the money to be a short term no interest loan, Mr. Samartine was mistakenly issued 14,000 shares of the Company's restricted Common Stock, which became 56,000 shares following the Company's two (2) recent reverse splits. In February 2001, the Company cancelled the 56,000 shares and returned them to the Company's authorized but unissued Common Stock. The loan has been repaid in full.

         In February 2001, the Company sold 200,000 shares of its Common Stock to Capital Consultants, Inc. for $200,000. The shares carry piggy-back registration rights. For such offering, the Company relied on Section 4(2) of the Act, Rule 506 and Section Sec. 292.410(1)(i) of the Kentucky Code.

         The facts relied upon to make the Kentucky Exemption include the following: (1) each purchaser had access to all material facts regarding the securities by being involved in managing the issuer's business or being in a family relationship with the person who actively manages the issuer's business (insiders), (2) there were no more than fifteen (15) purchasers in Kentucky who were each "accredited investors" as defined under SEC Rule 501; or (3) the aggregate offering price of the securities (including securities sold outside Kentucky) did not exceed $500,000, and the total number of purchasers did not exceed thirty-five (35) and each purchaser either received the material facts necessary to make an investment decision or was an accredited investor or was a purchaser described in (1) above.

         In February 2001, the Company and Samuel P. Sirkis, the Company's current President and Director, agreed to amend Mr. Sirkis' employment agreement dated August 1, 2000. In connection with such amendment, Mr. Sirkis tendered 800,000 shares of the Company's Restricted Common Stock to the Company for cancellation and return to the Company's authorized but unissued shares. Mr. Sirkis was issued a warrant dated February 1, 2001 to purchase 800,000 shares of the Company's Common Stock at an exercise price of $0.50 per share for a period of two (2) years. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida Code.

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

         In February 2001, the Company executed a promissory note in favor of Donald H. Sturm in the principal amount of $100,000, payable thirty-three (33) days from its date of issuance. The note bears interest at a rate of eleven percent (11%) per annum. The unpaid principal may be converted at the option of the holder into share of the same or a similar class of stock and at the same price as those offered and sold to Fechtor and/or its investors as part of the Fechtor financing. Additionally, the Company issued 5,000 shares of its restricted Common Stock to Donald H. Sturm in connection with the note. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 517.065(11) of the Florida Code.

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

         In February 2001, the Company issued an additional 800,000 shares to Henry T. Clements, the Company's current Chief Executive Officer and a Director. The issuance was to remedy an error in calculation made at the time of the share exchange agreement conducted in December 1999. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida Code.

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

         The Company was still in the development stage until December 1999 when the Share Exchange took place between CCSF and the Company and is still emerging from that stage. The Company has only recently begun shipping its citrus products to China. For the nine (9) months ended December 31, 2000, the Company generated revenues in the amount of $193,481 from the sale of fruit and juice. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

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

Results of Operations -For the Nine Months Ending December 31, 2000 and the Short Year Ending March 31, 2000

Financial Condition, Capital Resources and Liquidity

         For the short year ended March 31, 2000 and the nine (9) months ended December 31, 2000, the Company recorded no revenues and revenues in the amount of $193,481 respectively. For the short year ended March 31, 2000 and the nine
(9) months ended December 31, 2000, the Company had salary expenses of $97,785 and $277,831. This comparative increase was due to an increase in the number of personnel employed by the Company, specifically, the hiring of Mr. Samuel P. Sirkis as the Company's President.

         For the short year ended March 31, 2000 and the nine (9) months ended December 31, 2000, the Company had market research and development expenses of $531,220 and $517,497 respectively.

         For the short year ended March 31, 2000 and the nine (9) months ended December 31, 2000, the Company paid consulting fees in the amount of $0 and $515,890 respectively. This increase was due primarily to the consulting fees paid to Condor, the Company's liaison with Mainland China.

         For the short year ended March 31, 2000 and the nine (9) months ended December 31, 2000, the Company had total operating expenses of $783,467 and $1,954,773.

Net Losses

         For the short year ended March 31, 2000 and the nine (9) months ended December 31, 2000, the Company reported a net loss from operations of $880,085 and $1,958,500 respectively.

         The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

         At December 31, 2000, the Company employed five (5) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending December 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

3.(ii).1  [1]       Bylaws of the Company.

4.1       [4]       Convertible Note between the Company and Bassuener Cranberry Corporation dated
                    January 13, 2000.

4.2       [4]       Convertible Note between the Company and Ranger Cranberry Company, LLC dated
                    January 13, 2000.

4.3       [4]       Convertible Note between the Company and Philip Taurisano dated March 1, 2000.

4.4       [6]       Promissory Note by the Company in favor of Bonnie K. Ludlum dated September
                    28, 2000.

4.5       *         Convertible Note by the Company in favor of Philip Taurisano dated October 19,
                    2000.

4.6       *         Convertible Note by the Company in favor of James E. Groat dated December 11,
                    2000.

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

10.5      [5]       Employment Agreement with Samuel P. Sirkis dated August 1, 2000.

10.6      [6]       Consulting Contract between Clements Citrus Sales of Florida, Inc. and Condor
                    Consulting, LLC dated September 15, 2000.

10.7      [6]       Sales and Marketing Contract between Clements Citrus Sales of Florida, Inc. and
                    Tianjin Hongrun Trading Co., Ltd. dated October 8, 2000.

10.8      *         Warrant to purchase 25,000 shares of the Company's Common Stock in favor of
                    James E. Groat dated December 11, 2000.

10.9      *         Common Stock Purchase Agreement between the Company and Capital Consultants,
                    Inc. dated February 1, 2001.

10.10     *         Registration Rights Agreement between the Company and Capital Consultants, Inc.
                    dated February 1, 2001.

10.11     *         Amendment to Employment Agreement between the Company and Samuel P. Sirkis.

10.12     *         Warrant to purchase  800,000 shares of the Company's  Common
                    Stock in favor of Samuel P. Sirkis dated February 1, 2001.

10.13     *         Warrant to purchase  100,000 shares of the Company's  Common
                    Stock in favor of Condor  Consulting,  LLC dated September 15,
                    2000.

10.14     *         Promissory Note by the Company in favor of Donald H. Sturm in the principal amount of $100,000 dated February 7, 2001.

16.1      [7]       Letter on change of certifying accountant pursuant to Regulation SK, Section
                    304(a)(3)2.

16.2      [7]       Letter from Joan R. Staley, CPA, P.A.

16.3      [8]       Letter on change of certifying accountant pursuant to Regulation SK, Section
                    304(a)(3)2.

16.4      [8]       Letter from Joan R. Staley, CPA, P.A.

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

[2]  Previously  filed with the  Company's  report on Form 8-K filed January 12,
     2000.

[3] Previously filed with the Company's Current Report on Form 8-K filed April 18, 2000.

[4]  Previously  filed with the  Company's  report on Form 10KSB  filed July 12,
     2000.

[5] Previously filed with the Company's report on Form 10QSB filed August 21, 2000.

[6] Previously filed with the Company's report on Form 10QSB filed November 14, 2000.

[7] Previously filed with the Company's Current Report on Form 8-K filed December 26, 2000.

[8] Previously filed with the Company's Current Report on Form 8-KA filed February 15, 2001.

     (b) A report on Form 8-K was filed on January 12, 2000 reporting the Share Exchange conducted between the Company and Clements Citrus Sales of Florida, Inc. on December 31, 1999. An amended report on Form 8-KA was filed on February 28, 2000 which included the required financial statements of Clements Citrus Sales of Florida, Inc. Another report on Form 8-K was filed on April 18, 2000 changing the Company's fiscal year to March 31. A report on Form 8-K was filed on December 26, 2000 disclosing a change in the Registrant's Certifying Accountant. Lastly, an amended Form 8-K was filed February 15, 2001, which amended the report previously filed December 26, 2000, to include certain information requested by the Commission.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                           CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
                                       (Registrant)


Date February 20, 2001     BY: /s/ Joseph R.  Rizzuti
                           --------------------------------
                           Joseph R. Rizzuti, Chairman
                           and Chief Operating Officer

                           BY: /s/ Samuel Sirkis
                           --------------------------------
                           Samuel Sirkis, President and Director

                           BY: /s/ Henry "Skip" Clements
                           --------------------------------
                           Henry "Skip" Clements
                           Chief Executive Officer and Director

                           BY: /s/ Bonnie K. Ludlum
                           --------------------------------
                           Bonnie K. Ludlum, Secretary and Director

                           BY: /s/ John Samartine
                           --------------------------------
                           John Samartine, Director