Form 10KSB
period 2001-03-31
CLEMENTS GOLDEN PHOENIX ENTERPRISES INC
filed 2001-07-16
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________________

Commission File No.  0-27137

                    Clements Golden Phoenix Enterprises, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

         Florida                                               65-0509296
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

3135 S.W. Mapp Road
P.O. Box 268, Palm City, FL                                         34991
-------------------------------                                   ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number (561) 287-5958

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                                  Name of each exchange
                                                       on which registered
       None
---------------------                              -------------------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for its most recent fiscal year. $197,381

     Of the 7,214,241 shares of voting stock of the registrant issued and outstanding as of July 16, 2001, 3,049,053 shares are held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of July 13, 2001 is $975,697.

                                     PART I

Item 1. Description of Business

     (a) Business Development

     Clements Golden Phoenix Enterprises, Inc. (the "Company" or "CGPE") is incorporated in the State of Florida. The Company was originally incorporated as Lucid Concepts, Inc. on July 15, 1994. It changed its name to the current name in connection with a share exchange between the Company and Clements Citrus Sales of Florida, Inc., a Florida corporation ("CCSF") on December 31, 1999 (the "Agreement"). The Company's common stock is presently quoted on the Over the Counter Bulletin Board. Its executive offices are presently located at 3135 S.W. Mapp Road, P.O. Box 268, Palm City, FL 34991. Its telephone number is (561) 287-5958 and its facsimile number is (561) 287-9776.

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

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     The Company relied upon Section 517.061(11) of the Florida Statutes for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) sales of the shares of common stock were not made to more than thirty-five (35) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one (1) or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E- 500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In the regard, the Company supplied such information and management was available for such questioning (the "Florida Exemption").

     In March 2000, the Company executed a convertible note in favor of Philip Taurisano in the principal amount of $100,000. The note is convertible at the option of the holder to shares of the Company's restricted common stock at a conversion price of $3.00 per share. The note bears interest at a rate of twelve percent (12%) per annum and matured one (1) year from its date of issuance. Since maturity, Mr. Taurisano has made written demand for all monies due and has allegedly accelerted all amounts due thereunder.For such offering, the Company relied upon the 506 Exemption and Section 359(f)(2)(d) of the New York Code. See
Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     For purposes of Section 359(f)(2)(d) of the New York Code, the facts upon which the Company relied are: (i) (i) the securities were sold in a limited offering to not more than forty (40) persons. The Company filed a Form M-11 in New York.

     In May 2000, CCSF entered into a distribution agreement with Qinhuangdao RutherSoft ("RutherSoft") to distribute the Company's fresh citrus products in the provinces of Shanxi, Henan, Heilongjiang, Jilin, Liaoning, Shaanxi, Hubei, Anhui, Sichuan, Hunan and Hebei as well as the municipalities of Beijing and Shanghai on an exclusive basis. The term of the contract was for a period of one
(1) year and was not renewed.

     In July 2000, the number of directors of the Company was increased from four (4) to (5) at a meeting of the Board of Directors. Subsequently, the directors appointed Samuel P. Sirkis to fill the vacancy and to serve as a Director until the next annual meeting of the shareholders. At the same meeting, Henry T. Clements resigned as President and also as Chairman of the Board of Directors, although he remained Chief Executive Officer and also a Director of the Company. Joseph Rizzuti resigned as Vice-President and Treasurer of the Company, but retained his position as Chief Operating Officer and was elected to be Chairman of the Board of Directors. Samuel P. Sirkis was elected to be President of the Company. See art I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In August 2000, the Company entered into an employment agreement with Samuel P. Sirkis to be President of the Company. The term of the agreement was for a period of two (2) years. The Company agreed to pay a base salary of $75,000 per annum and a signing bonus of 200,000 shares of the Company's common stock. Mr. Sirkis has since resigned as President, but remains a Director of the Company. For such offering the Company relied upon the 506 Exemption and the Florida Exemption. See art I, Item 1. "Description of Business - (b)
Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In August 2000, the Company approved a forward split of the Company's common stock at a ratio of two (2) shares for each one (1) share of common stock issued and outstanding. The forward split took effect on September 1, 2000 for holders of record on August 25, 2000, with distribution effective August 31, 2000. Additional share certificates were issued by the Company's transfer agent to effect the split. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2000, the Company issued an additional 1,350,000 shares to the original owners of CCSF pro rata. The issuance was to remedy an error in calculation made at the time of the share exchange agreement conducted in December 1999. As part of such issuance, Joseph Rizzuti, the Company's current Chairman and Chief Operating Officer, received 500,000 shares, Edward Sellian, a beneficial owner of more than ten percent (10%) of the Company's common stock received 300,000 shares. Bonnie K. Ludlum, the Company's current Secretary and Director, received 75,000 shares. John Samartine, a current Director of the Company, received 75,000 shares. Henry "Skip" Clements, a current Director, received 225,000 shares. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See art I, Item 1. "Description of Business
- (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In September 2000, CSF entered into a consulting agreement with Condor Consulting LLC ("Condor"). Condor provides consulting in connection with certain import/export activities undertaken by CCSF. Condor is CCSF's exclusive consultant in the People's Republic of China, Republic of China, Japan, Republic of the Phillippines, Republic of Singapore, Malaysia, Kingdom of Thailand, Republic of Indonesia, Socialist Republic of Vietnam, Kingdom of Cambodia, Union of Burma, Lao People's Democratic Republic, Republic of India, Islamic Republic of Pakistan, People's Republic of Bangladesh, Commonwealth of Australia and New Zealand. CCCSF must pay Condor its hourly rates which range between $75 and $300. CCSF must also pay Condor a monthly retainer in the amount of $100,000, which shall be applied to such hourly fees and which unused amount shall rollover to subsequent months. In the event CCSF terminates the contract prior to its second anniversary, it must pay Condor $100,000 times the number of remaining months. Additionally, CCSF must pay to Condor an amount equal to five percent (5%) of its gross revenues derived from the sale of citrus products in the areas under contract. CCSF also granted Condor a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $2.00 per share. Such warrants have no expiration date. The warrants carry full demand registration rights. The term of the agreement is for a period of two (2) years. For such offering, the Company relied upon the 506 Exemption and no state exemption, as Condor is located in Washington D.C. In June, Condor suspended the September contract alleging breach by CCSF. The contract has yet to be reinstated. See art I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In September 2000, the Company executed a promissory note in favor of Bonnie K. Ludlum, the Company's current Secretary and a Director in the principal amount of $50,000. The note had a term of thirty (30) days and bears interest at a rate of ten percent (10%) per annum. In July 2001, the Company received a demand letter from Ms. Ludlum, which purported to accelerate the terms of the note making all amounts thereunder due and payable. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See art I,
Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources";Part III, Item
10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item
11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In September 2000, the Company's Board of Directors approved a forward split of the Company's common stock at a ratio of two (2) shares for each one
(1) share of common stock issued and outstanding. The forward split took effect on October 6, 2000 for holders of record on September 29, 2000, with distribution effective October 6, 2000. Additional share certificates were issued by the Company's transfer agent to effect the split. See Part III, Item
12. "Certain Relationships and Related Transactions".

     In October 2000, Ranger Cranberry Company converted its convertible note dated January 13, 2000 in the principal amount of $93,750 and interest in the amount of $5,763.70 to 132,684 shares of the Company's restricted common stock. The conversion price, which was adjusted to account for the two (2) splits of the Company's common stock, was $0.75. For such offering, the Company relied upon the 506 Exemption and Section 551.29(2) of the Wisconsin Code. See Part I,
Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     The facts relied upon to make the Wisconsin Exemption include the following: The Company filed a notice consisting of a completed Form D as prescribed by Rule 503 of Regulation D under the Securities Act of 1933. This form was signed by the Company, was filed not later than fifteen (15) days after the first sale, and was accompanied by an appropriate fee.

     In October 2000, CCSF, renewed its contract with Tianjin Hongrun Trading Co. Ltd., a Chinese company ("Hongrun"). CCSF appointed Hongrun its exclusive distributor of its Clements Brand Frozen Concentrated Fruit Juices in Tianjin, Dalian, Shenyang, Chongqing, Wuhan and Taiyuan and its non-exclusive distributor in Beijing. In exchange for the appointment, Hongrun agreed to purchase certain minimum quantities of the frozen concentrate from CCSF. The contract term is for a period of one (1) year. See art I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In October 2000, the Company executed a convertible note in favor of Philip Taurisano in the principal amount of $150,000. The note is convertible at the option of the holder to shares of the Company's restricted common stock at a conversion price of $1.00 per share. The note bears interest at a rate of twelve percent (12%) per annum and matures one (1) year from its date of issuance. For such offering, the Company relied upon the 506 Exemption and Section 359(f)(2)(d) of the New York Code. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     For purposes of Section 359(f)(2)(d) of the New York Code, the facts upon which the Company relied are: (i) (i) the securities were sold in a limited offering to not more than forty (40) persons. The Company filed a Form M-11 in New York.

     In November 2000, Bassuener Cranberry Corporation converted a convertible note dated January 13, 2000 in the principal amount of $31,250 and interest in the amount of $2,239.72 to

44,652 shares of the Company's restricted common stock. The conversion price, which was adjusted to account for the two (2) splits of the Company's common stock, was $0.75. For such offering, the Company relied upon the 506 Exemption and Section 551.29(2) of the Wisconsin Code. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; and Part III, Item 12. "Certain Relationships and Related Transactions". The facts relied upon to make the Wisconsin Exemption available include the following: The Company filed a notice consisting of a completed Form D as prescribed by Rule 503 of Regulation D under the Securities Act of 1933. This form was signed by the Company, was filed not later than fifteen (15) days after the first sale, and was accompanied by an appropriate fee.

     In December 2000, the Company retained the firm of Complete Financial and Operations LLC d/b/a WallStreetWest.com, LLC ("WSW") to aid with public/investor relations. A third party shareholder paid WSW 13,333 shares of the common stock of the Company and the Company issued an additional 13,333 shares of its stock to Complete Financial and Operations LLC in February 2001. For such offering, the Company relied upon the 506 Exemption and Section 11-51-308(1)(p) of the Colorado Code. See art I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     The facts relied upon to make the Colorado Exemption include the following:
(i) the sale was in compliance with an exemption from registration under section 4(2) of the Securities Act of 1933; and (ii) the Company filed with the State of Colorado securities commissioner a notification of exemption, and paid an exemption fee.

     In December 2000, the Company executed a convertible note in favor of James
E. Groat in the principal amount of $250,000. The note bears interest at a rate of eleven percent (11%) per annum and matures in October 2001. It is convertible to shares of the Company's restricted common stock at a price of $0.75 per share. Warrants to purchase an additional 25,000 shares were issued to Mr. Groat with an exercise price of $2.00 per share for a period of two (2) years. The Company also issued Mr. Groat 5,000 shares of its restricted common stock. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In January 2001, the Company entered into a letter agreement with Fechtor, Detwiler & Co., Inc. ("Fechtor") to raise up to fifteen million dollars ($15,000,000) in a best efforts private placement. In connection with such services, the Company agreed to pay Fechtor a commission of five percent (5%) of the gross proceeds of the private placement financing, to issue warrants to acquire the Company's common stock equal to seven percent (7%) of the gross proceeds of the financing exercisable at the price of the underlying common stock of the financing for a five (5) year period, to conduct a one for four (1 for 4) reverse stock split on or before February 15, 2001 and to appoint Mike Reardon to the Company's Board of Directors. The agreement had a term of one hundred twenty (120) days. The agreement was terminated by Fechtor in May 2001. See art I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions". In connection with the Fechtor agreement, the Company conducted a one for four (1 for 4) reverse stock split in March 2001. Its trading symbol was changed to its current symbol, CGPE. See Part III, Item 12. "Certain Relationships and Related Transactions". In February 2001, John Samartine, a current Director of the Company, returned 56,000 shares of the Company's common stock to the Company for cancellation. The shares had been issued erroneously and were returned to the Company's authorized but unissued stock. See art I, Item 1. "Description of Business - (b) Business of Registrant
- Employees and Consultants"; Part III, Item 10. "Executive Compensation

- Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company sold 200,000 shares of its common stock to Capital Consultants, Inc. for $200,000. The shares carry piggy-back registration rights. For such offering, the Company relied upon the 506 Exemption and Section Sec. 292.410(1)(i) of the Kentucky Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

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

     In February 2001, the Company and Samuel P. Sirkis, the Company's current President and Director, agreed to amend Mr. Sirkis' employment agreement dated August 1, 2000. In connection with such amendment, Mr. Sirkis tendered 800,000 shares of the Company's Restricted common stock to the Company for cancellation and return to the Company's authorized but unissued shares. Mr. Sirkis was issued a warrant dated February 1, 2001 to purchase 800,000 shares of the Company's common stock at an exercise price of $0.50 per share for a period of two (2) years. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See art I, Item 1. "Description of Business - (b)
Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company executed a promissory note in favor of Donald
H. Sturm in the principal amount of $100,000, payable thirty-three (33) days from its date of issuance. The note bears interest at a rate of eleven percent (11%) per annum. The principal amount has been repaid, although the interest is still outstanding. Additionally, the Company issued 5,000 shares of its restricted common stock to Donald H. Sturm in connection with the note. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company issued an additional  800,000 shares to Henry
T. Clements, a current Director. The issuance was to remedy an error in calculation made at the time of the share exchange agreement conducted in December 1999. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See art I, Item 1. "Description of Business - (b)
Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In February 2001, CCSF entered into an import agency contract with Golden Wing Mau Enterprise Development Co. Ltd. ("Wing Mau"). CSF engaged Wing Mau as its import agent in the Peoples Republic of China and the Special Administrative Region of Hong Kong of the Peoples Republic of China to handle the importation and customs clearance of CCSF's products in China and Hong Kong. For such services, CCSF must pay Wing Mau two percent (2%) of the gross value of CCSF's products handled by Wing Mau as import agent. CCSF agreed to establish a $30,000 letter of credit in favor of Wing Mau, which may only be drawn on under limited circumstances. The term of the contract is for a period of one (1) year. See art I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants".

     In April 2001, Gordon E. Hunt, a Director of the Company, resigned from the Board of Directors. Although Mr. Hunt cited internal differences within the management of the Company as his reason for resigning, he did not resign due to a personal disagreement with the Company on any matter relating to the Company's operations, policies or practices and did not provide the Company with a letter describing such disagreement nor request that the matter be disclosed. See art I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In April 2001, at a meeting of the Company's Board of Directors, the position of Chief Executive Officer was vacated. Additionally, the position of Chief Financial Officer was vacated and Anne-Marie Ludlum was subsequently appointed to fill the vacancy. See art I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In May 2001, the Company received a demand letter from Philip Taurisano pursuant to a promissory note dated October 2000. Mr. Taurisano alleged that principal and interest payments in the amount of $114,947.42 were not paid. He purported to accelerate all amounts due under the note. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     Since the acquisition of CCSF in December 1999, the Company had conducted a private placement of its securities selling its common stock, first at a price of $3.00 per share and later at a price of $5.00 per share. It sold a total of 581,134 shares, raising $2,076,804. The offering has since been terminated. For such offering, the Company relied upon the 506 Exemption, Section 11-51-308(1)(p) of the Colorado Code, the Florida Exemption, Section 130.293of the Illinois Code, Section 402(b)(9)of the Massachusetts Code, Section 402(b)(21)of the Michigan Code, Section 49:3- 50(b)(9)of the New Jersey Code, Section 359(f)(2)(d) of the New York Code, Rule .1211.of the North Carolina Code, Rule 0780-4-2-.11of the Tennessee Code, Section 109.13 of the Texas Code, Rule 21 VAC 5-40-120of the Virginia Code and Section 551.29(2) of the Wisconsin Code. See
Part III, Item 12. "Certain Relationships and Related Transactions".

     The facts relied upon to make the Colorado Exemption include the following:
(i) the sale was in compliance with an exemption from registration under section 4(2) of the Securities Act of 1933; and (ii) the Company filed with the State of Colorado securities commissioner a notification of exemption, and paid an exemption fee.

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

     In June 2001, the Company initiated an offering of 6,000,000 units, each unit containing one (1) share of the Company's Series A preferred stock and a warrant to purchase one-half (1/2) share of the Company's common stock at an exercise price of $1.25 per share. Each subscriber has certain demand registration rights. The price per unit is $1.00 for any subscription up to 750,000 units and $0.75 for any subscription for 750,000 or more units. No units have been sold to date. The Company has yet to file an amendment to its Articles of Incorporation authorizing the Series A preferred stock and stating the powers, designations, preferences, privileges and relative rights. See Part III,
Item 12. "Certain Relationships and Related Transactions".

     In July 2001, Samuel P. Sirkis resigned as President, but remained a Director of the Company. The Company's Board of Directors filled the vacant positions of President and Chief Executive Officer with Antonio Doria. See art I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

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

History

     Clements Golden Phoenix Enterprises, Inc. trades on the Over The Counter Bulletin Board and is quoted under the symbol CGPE (prior to February 2001 the Company's symbol was CPHX). Clements is headquartered in Stuart, Fl , in the heart of the famed Indian River citrus growing region, which is generally considered to produce some of the best tasting oranges, and orange juice, in the world. Clements has spent the last three years favorably organizing and developing a pathway into opening  the  Chinese  citrus  market.  Clements  has played an integal  part in actively promoting citrus products to the Chinese market, which had traditionally been closed to the U.S. Clements is now actively developing this new export market.

     In 2000, the United States Congress passed legislation for Permanent Normal Trade Relations (PNTR) with the Peoples Republic of China; and President Clinton signed the PNTR bill into law. The advantages to the normalization of the trade between our two countries are numerous. Standing out among these advantages id the expected dramatic reduction in import tariffs placed on agricultural products including citrus fruit and juice products from the U.S. over the next few years.

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

     In September 2000, CCSF renewed a distribution  contract with Hongrun,  one
(1) of the largest distributors in Northern China with distribution throughout Beijing, Tianjin and other major cities. Hongrun was appointed CCSF's exclusive distributor in the northern district of China, which includes all areas north of the Changjiang (Yangtze) River. Hongrun agreed to exclusively distribute CCSF's concentrated products. CCSF agreed to provide Hongrun with $20,000, $15,000, $10,000 and $5,000 with the first, second, third and fourth orders for promotional expenses. The term of the agreement is for a period of one (1) year. See Part I, Item 1. "Description of Business - Marketing and Distribution - Distribution".

     In February 2001, CCSF signed an agreement with Golden Wing Mau Enterprise Development Co. Ltd. to act as the Import Agent for frozen concentrated fruit juices and fresh citrus fruits for a one year period from the date of signing. This agreement will allow the Company to ship products to vendors who currently do not have an Import License.

     In May 2001, CCSF dissolved their distribution agreement with RutherSoft due to non- performance relating to the distribution agreement written in May of 2000.

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

     In the event that the Company achieves a strong foothold in the Chinese marketplace, the Company intends to introduce other quality products into the market through its already established distribution channels. These other products are expected to include cranberry sauce, frozen concentrate cranberry juice, frozen concentrate red grapefruit juice, frozen concentrate grape and frozen concentrate apple juice. These varieties are expected to be labeled with and promoted as the Company's brands to capitalize on the favorable reputation.

     The Company's revenues to date are_$197,381 and it is therefore dependent upon its capital raising activities. Future revenues are expected to be based upon the distribution arrangements it has entered into with Hongrun and Golden Wing Mau Development Co. Ltd. as well as additional monies received as a result of sales of the Company's Common Stock. The Company's revenues are dependent on the volume of sales from its products it provides.

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

     The Chinese culture continues to change, as trade between China and the rest of the world continues to thrive. Chinese consumer tastes are evolving, due to increased exposure to Western Media. Utilizing a higher disposable income, the Chinese consumer has shown a willingness to spend more on costly, or luxury goods, especially those that add to their quality of life. One (1) piece of evidence of this has been the incredibly early success of the Tang product. Tang opened the market to Coca Cola and other successes. Now juice is becoming increasingly popular, as it becomes more available to the Chinese consumer. The health benefits of orange juice alone, as well as its great taste, make it desirable to two (2) sections of Chinese society. The first is the Chinese burgeoning middle class, which stress an importance on the "yuppie" healthy lifestyle. The second is the average Chinese family consumer, which is due in large part to the policy of "one (1) child" for families in metropolitan cities. That one (1) child typically has six (6) people caring for their health [two (2) parents, four (4) grandparents]. In Chinese culture, it is the mother who typically does the food shopping and the grandparents who determine the discretionary purchases. Simply put, the health of the one (1) child is extremely important.

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

     Oranges are native to China. The majority of the oranges produced in China are Valencia Oranges and are located primarily in the Chengdu Region in Central China. In the 1997-98 season, China produced only seventeen percent (17%) of what the U.S. produces annually, while having five (5) times the population size. The U.S. now produces 12.5 million metric tons (27.56 billion lbs) of oranges annually.

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

     Oranges are very popular with Chinese consumers, as is witnessed by the fact that in 1996 there were approximately U.S. $159.7 MM in orange sales in Hong Kong alone. In fact, U.S. oranges accounted for sixty-six and seven tenths percent (66.7%) of Hong Kong's orange market in 1996, and 85.6% in 1997. U.S. oranges hold ninety-seven percent (97%) and ninety-five percent (95%) of the Taiwan market as well. The majority of Valencia Oranges that have entered the Chinese market are from California and have been shipped into Hong Kong and re-exported through Guangzhou. As the PRC continues to take steps to open its markets to fall in line with world trade practices, it continues to close the avenues for illegal imports. The demand for oranges alone in the PRC is projected to reach approximately $500 MM in the next three (3) years.

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

     Fresh orange juice is provided in the high end hotels and some small shopping markets in many of the major cities in China. The cost of a glass of fresh orange juice is typically prohibitive to the vast majority of the populace. The target market for fresh orange juice has been the very high end market, mostly foreigners and tourists or the very wealthy Chinese. Presently, the average Chinese consumer has access to affordable tea products, sodas, beer and alcohol, although fruit juice is not available in most small stores and is not a common beverage. Currently, there is no commodity in the Chinese marketplace identical to Clements frozen concentrate orange juice. However, there are several products of orange flavored drinks or orange juice with additives that can be considered competitors. Orange juice products that are currently being offered are typically shipped in bulk to allow the receivers to mix and reconstitute themselves in China, where it is typically thinned out the bulk product with additional water and then add beta-carotene for color and sugar for taste.

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

     In September 2000, CCSF renewed a distribution  contract with Hongrun,  one
(1) of the largest distributors in Northern China with distribution throughout Beijing, Tianjin and other major cities. Hongrun was appointed CCSF's exclusive distributor in the northern district of China, which includes all areas north of the Changjiang (Yangtze) River. Hongrun agreed to exclusively distribute CCSF's concentrated products. CCSF agreed to provide Hongrun with $20,000, $15,000, $10,000 and $5,000 with the first, second, third and fourth orders for promotional expenses. The term of the agreement is for a period of one (1) year.

     In February 2001 the company entered into an Import Agency agreement with Golden Wing Mau Development Co. Ltd. to act as its Import Agent for the period of one year.

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

     Additionally, the Company will rely heavily upon the efforts of its two (2) current distributors (Maxrife and Hongrun) to market and distribute the Company's products in China. Any failure by either distributor to effectively distribute and/or make a market for the Company's products, could have a material adverse effect on the Company.

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

Effect of Probable Governmental Regulation on the Business

     The United States Congress approved legislation for Permanent Normal Trade Relations (PNTR) with the People's Republic of China. The advantages of normalization of trade between our two countries are numerous. Standing out among these advantages is the fact that the 36% tariff currently placed on certain agricultural products from the US will be reduced to roughly 12% over the next few years.

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

Cost of Research and Development

     For fiscal year 2001, the Company expended no measurable amount on research and development efforts. At the current time, none of the costs associates with research and development are borne directly by the customer; however there is no guarantee that such costs will not be borne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be borne by the customer, if at all.

Cost and Effects of Compliance with Environmental Laws

     The Company's business is not subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control. The Company is unaware of any bills currently pending in Congress which could change the application of such laws so that they would affect the Company.

Employees and Consultants

     At March 31, 2001, the Company employed five (5) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

     In August 2000, the Company entered into an employment agreement with Samuel P. Sirkis to be President of the Company. The term of the agreement was for a period of two (2) years. The Company agreed to pay a base salary of $75,000 per annum and a signing bonus of 200,000 shares of the Company's common stock. Mr. Sirkis has since resigned as President, but remains a Director of the Company. For such offering the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2000, the Company issued an additional 1,350,000 shares to the original owners of CCSF pro rata. The issuance was to remedy an error in calculation made at the time of the share exchange agreement conducted in December 1999. As part of such issuance, Joseph Rizzuti, the Company's current Chairman and Chief Operating Officer, received 500,000 shares, Edward Sellian, a beneficial owner of more than ten percent (10%) of the Company's common stock received 300,000 shares. Bonnie K. Ludlum, the Company's current Secretary and Director, received 75,000 shares. John Samartine, a current Director of the Company, received 75,000 shares. Henry "Skip" Clements, a current Director, received 225,000 shares. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In September 2000, CSF entered into a consulting agreement with Condor. Condor provides consulting in connection with certain import/export activities undertaken by CCSF. Condor is CCSF's exclusive consultant in the People's
Republic of China, Republic of China, Japan, Republic of the Phillippines, Republic of Singapore, Malaysia, Kingdom of Thailand, Republic of Indonesia, Socialist Republic of Vietnam, Kingdom of Cambodia, Union of Burma, Lao People's Democratic Republic, Republic of India, Islamic Republic of Pakistan, People's Republic of Bangladesh, Commonwealth of Australia and New Zealand. CCCSF must pay Condor its hourly rates which range between $75 and $300. CCSF must also pay Condor a monthly retainer in the amount of $100,000, which shall be applied to such hourly fees and which unused amount shall rollover to subsequent months. In the event CCSF terminates the contract prior to its second anniversary, it must pay Condor $100,000 times the number of remaining months. Additionally, CCSF must pay to Condor an amount equal to five percent (5%) of its gross revenues derived from the sale of citrus products in the areas under contract. CCSF also granted Condor a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $2.00 per share. Such warrants have no expiration date. The warrants carry full demand registration rights. The term of the agreement is for a period of two (2) years. For such offering, the Company relied upon the 506 Exemption and no state exemption, as Condor is located in Washington D.C. In June, Condor suspended the September contract alleging breach by CCSF. The contract has yet to be reinstated. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In September 2000, the Company executed a promissory note in favor of Bonnie K. Ludlum, the Company's current Secretary and a Director in the principal amount of $50,000. The note had a term of thirty (30) days and bears interest at a rate of ten percent (10%) per annum. In July 2001, the Company received a demand letter from Ms. Ludlum, which purported to accelerate the terms of the note making all amounts thereunder due and payable. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     n October 2000, CCSF, renewed its contract with Hongrun. CCSF appointed Hongrun its exclusive distributor of its Clements Brand Frozen Concentrated Fruit Juices in Tianjin, Dalian, Shenyang, Chongqing, Wuhan and Taiyuan and its non-exclusive distributor in Beijing. In exchange for the appointment, Hongrun agreed to purchase certain minimum quantities of the frozen concentrate from CCSF. The contract term is for a period of one (1) year. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In December 2000, the Company retained WSW to aid with public/investor relations. A third party shareholder paid WSW 13,333 shares of the common stock of the Company and the Company issued an additional 13,333 shares of its stock to Complete Financial and Operations LLC in February 2001. For such offering, the Company relied upon the 506 Exemption and Section 11-51- 308(1)(p) of the Colorado Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In January 2001, the Company entered into a letter agreement with Fechtor to raise up to fifteen million dollars ($15,000,000) in a best efforts private placement. In connection with such services, the Company agreed to pay Fechtor a commission of five percent (5%) of the gross proceeds of the private placement financing, to issue warrants to acquire the Company's common stock equal to seven percent (7%) of the gross proceeds of the financing exercisable at the price of the underlying common stock of the financing for a five (5) year period, to conduct a one for four (1 for 4) reverse stock split on or before February 15, 2001 and to appoint Mike Reardon to the Company's Board of Directors. The agreement had a term of one hundred twenty (120) days. The agreement was terminated by Fechtor in May 2001. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, John Samartine, a current Director of the Company, returned 56,000 shares of the Company's common stock to the Company for cancellation. The shares had been issued erroneously and were returned to the Company's authorized but unissued stock. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security

Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company and Samuel P. Sirkis, the Company's current President and Director, agreed to amend Mr. Sirkis' employment agreement dated August 1, 2000. In connection with such amendment, Mr. Sirkis tendered 800,000 shares of the Company's Restricted common stock to the Company for cancellation and return to the Company's authorized but unissued shares. Mr. Sirkis was issued a warrant dated February 1, 2001 to purchase 800,000 shares of the Company's common stock at an exercise price of $0.50 per share for a period of two (2) years. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company issued an additional  800,000 shares to Henry
T. Clements, a current Director. The issuance was to remedy an error in calculation made at the time of the share exchange agreement conducted in December 1999. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, CCSF entered into an import agency contract with Wing Mau. CSF engaged Wing Mau as its import agent in the Peoples Republic of China and the Special Administrative Region of Hong Kong of the Peoples Republic of China to handle the importation and customs clearance of CCSF's products in China and Hong Kong. For such services, CCSF must pay Wing Mau two percent (2%) of the gross value of CCSF's products handled by Wing Mau as import agent. CCSF agreed to establish a $30,000 letter of credit in favor of Wing Mau, which may only be drawn on under limited circumstances. The term of the contract is for a period of one (1) year.

     In April 2001, Gordon E. Hunt, a Director of the Company, resigned from the Board of Directors. Although Mr. Hunt cited internal differences within the management of the Company as his reason for resigning, he did not resign due to a personal disagreement with the Company on any matter relating to the Company's operations, policies or practices and did not provide the Company with a letter describing such disagreement nor request that the matter be disclosed. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In April 2001, at a meeting of the Company's Board of Directors, the position of Chief Executive Officer was vacated. Additionally, the position of Chief Financial Officer was vacated and Anne-Marie Ludlum was subsequently appointed to fill the vacancy. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In July 2001, Samuel P. Sirkis resigned as President, but remained a Director of the Company. The Company's Board of Directors filled the vacant positions of President and Chief Executive Officer with Antonio Doria. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

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

     The Company owns no real property and its personal property consists of automobiles, computer equipment, furniture and fixtures, with an original cost of $117,912.

Item 3. Legal Proceedings

     No legal proceedings have been initiated either by or against the Company to date.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2000 fiscal year ended March 31, 2001, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

     Shares of the Company's common stock are quoted on the Over the Counter Bulletin Board ("OTCBB").

     The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

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

     As of July 16, 2001, there were 199 holders of record of the Company's common stock.

     As of July 16, 2001, the Company had 7,214,241 shares of its common stock issued and outstanding, 5,525,892 of which are restricted Rule 144 shares and 1,688,349 of which are free-trading. Of the Rule 144 shares, 4,165,188 have been held by affiliates of the Company for more than one (1) year.

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

     The Company was still in the development stage until December 1999 when the Share Exchange took place between CCSF and the Company and is still emerging from that stage. The Company has recently begun shipping its citrus products to China. For the fiscal year ended March 31, 2001, the Company generated $197,381 revenues and had a net loss of $2,896,149. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

     In May 2000, the Company shipped its first citrus products directly to mainland China. The Company has since shipped five (5) containers of frozen concentrate orange juice and fresh oranges to China and plans to ship an additional thirty-eight (38) containers of various citrus products to China by the end of 2001.

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

Results of Operations - For the Year Ended March 31, 2001, For the Three Months Ended March 31, 2000 and For the Year Ended December 31, 1999.

     In April 2000, the Company elected to change its fiscal year end to March 31 and filed a report on Form 8-K on April 18, 2000. The results of operations reported herein are therefore for the year ended March 31, 2001, for the three months ended March 31, 2000 and for the year ended December 31, 1999.

Revenues

     Revenues for the twelve (12) month period ended March 31, 2001 were $197,381.

Administrative Expenses

     Administrative Expenses for the three (3) months ended March 31, 2000 were $742,231 versus $2,620,382 for the year ended March 31, 2001. Net loss was $2,896,149 and $880,085 respectively.

Assets and Liabilities

     Assets were $186,862 as of March 31, 2001, and $456,706 as of March 31, 2000. As of March 31, 2001, assets consisted primarily of cash and equivalents and prepaid consulting and marketing, property, equipment and inventory with a combined net book value of $172,960. As of

March 31, 2000, assets consisted primarily of a loan receivable from a shareholder in the amount of $52,295 and inventory of frozen concentrate in the amount of $30,718. Liabilities were $2,773,739 and $1,689,013 as of March 31, 2001 and March 31, 2000 respectively. Both as of March 31, 2000 and as of March 31, 2001, liabilities consisted primarily of loans payable to shareholders, investors and/or employees of the Company.

Stockholders' Equity

     Stockholders' equity was 2,586,877 as of March 31, 2001 and 1,173,920 as of March 31, 2000.

Financial Condition, Liquidity and Capital Resources

     At March 31, 2001 the Company had cash and cash equivalents of $12,787 as compared to $240,451 at March 31, 2000.

     In March 2000, the Company executed a convertible note in favor of Philip Taurisano in the principal amount of $100,000. The note is convertible at the option of the holder to shares of the Company's restricted common stock at a conversion price of $3.00 per share. The note bears interest at a rate of twelve percent (12%) per annum and matured one (1) year from its date of issuance. Since maturity, Mr. Taurisano has made written demand for all monies due and has allegedly accelerted all amounts due thereunder.For such offering, the Company relied upon the 506 Exemption and Section 359(f)(2)(d) of the New York Code. See
Part III, Item 12."Certain Relationships and Related Transactions".

     In September 2000, the Company executed a promissory note in favor of Bonnie K. Ludlum, the Company's current Secretary and a Director in the principal amount of $50,000. The note had a term of thirty (30) days and bears interest at a rate of ten percent (10%) per annum. In July 2001, the Company received a demand letter from Ms. Ludlum, which purported to accelerate the terms of the note making all amounts thereunder due and payable. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In October 2000, Ranger Cranberry Company converted its convertible note dated January 13, 2000 in the principal amount of $93,750 and interest in the amount of $5,763.70 to 132,684 shares of the Company's restricted common stock. The conversion price, which was adjusted to account for the two (2) splits of the Company's common stock, was $0.75. For such offering, the Company relied upon the 506 Exemption and Section 551.29(2) of the Wisconsin Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In October 2000, the Company executed a convertible note in favor of Philip Taurisano in the principal amount of $150,000. The note is convertible at the option of the holder to shares of the Company's restricted common stock at a conversion price of $1.00 per share. The note bears interest at a rate of twelve percent (12%) per annum and matures one (1) year from its date of issuance. For such offering, the Company relied upon the 506 Exemption and Section 359(f)(2)(d) of the New York Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In November 2000, Bassuener Cranberry Corporation converted a convertible note dated January 13, 2000 in the principal amount of $31,250 and interest in the amount of $2,239.72 to 44,652 shares of the Company's restricted common stock. The conversion price, which was adjusted to account for the two (2) splits of the Company's common stock, was $0.75. For such offering, the Company relied upon the 506 Exemption and Section 551.29(2) of the Wisconsin Code. See
Part III, Item 12. "Certain Relationships and Related Transactions".

     In December 2000, the Company executed a convertible note in favor of James
E. Groat in the principal amount of $250,000. The note bears interest at a rate of eleven percent (11%) per annum and matures in October 2001. It is convertible to shares of the Company's restricted common stock at a price of $0.75 per share. Warrants to purchase an additional 25,000 shares were issued to Mr. Groat with an exercise price of $2.00 per share for a period of two (2) years. The Company also issued Mr. Groat 5,000 shares of its restricted common stock. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company executed a promissory note in favor of Donald
H. Sturm in the principal amount of $100,000, payable thirty-three (33) days from its date of issuance. The note bears interest at a rate of eleven percent (11%) per annum. The principal amount has been repaid, although the interest is still outstanding. Additionally, the Company issued 5,000 shares of its restricted common stock to Donald H. Sturm in connection with the note. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In May 2001, the Company received a demand letter from Philip Taurisano pursuant to a promissory note dated October 2000. Mr. Taurisano alleged that principal and interest payments in the amount of $114,947.42 were not paid. He purported to accelerate all amounts due under the note. See Part III, Item 12. "Certain Relationships and Related Transactions".

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

Item 7. Financial Statements

     The Company's financial statements have been examined to the extent indicated in their reports by Kaufman Rossin & Co., P.A. and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company has used the Kaufman Rossin & Co., P.A. since December 2000. Their address is 2699 South Bayshore Drive, Miami, FL 33133. Prior to that time, the Company had engaged the firm of Joan Staley C.P.A., P.A. as its independent auditor until it resigned in December 2000. The resignation was not due to any disagreement with the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                                         CLEMENTS GOLDEN PHOENIX

                                                ENTERPRISES, INC. AND SUBSIDIARY

                                                            FINANCIAL STATEMENTS

                                                         MARCH 31, 2001 AND 2000

C O N T E N T S
                                                                            Page
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORTS                                               F-1

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheet                                                      F-3

         Statements of Operations                                           F-4

         Statements of Deficiency in Assets                                 F-5

         Statements of Cash Flows                                           F-6

         Notes to Consolidated Financial Statements                         F-7

INDEPENDENT AUDITORS' REPORT
-------------------------------------------------------------------------------


Board of Directors and Stockholders
Clements Golden Phoenix Enterprises, Inc.
Stuart, Florida


We have audited the accompanying consolidated balance sheet of Clements Golden Phoenix Enterprises, Inc. and Subsidiary as of March 31, 2001 and the related consolidated statements of operations, deficiency in assets and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clements Golden Phoenix Enterprises, Inc. and Subsidiary as of March 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company has sustained operating losses and negative cash flows from operations, has a working capital deficiency of approximately $2,650,000 and has experienced difficulties meeting its obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kaufman, Rossin & Co.
KAUFMAN, ROSSIN & CO., PA

Miami, Florida
June 20, 2001

                          Independent Auditors' Report



To the Board of Directors
Clements Golden Phoenix Enterprises, Inc.
Stuart, Florida

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2000 and the year ended December 31, 1999, of Clements Golden Phoenix Enterprises, Inc., and its subsidiary. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the results of operations of Clements Golden Phoenix Enterprises, Inc., and its subsidiary as of March 31, 2000, and December 31, 1999, and its cash flows for the three months and the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. The company has experienced a loss for the three months ended March 31, 2000, and the year ended December 31, 1999. The Company's operating results raise substantial doubt about its ability to continue as a going concern. The statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   /s/ Joan R. Staley, CPA, P.A.

June 27, 2000

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
MARCH 31, 2001


ASSETS
------------------------------------------------------------------------------- --------------------
CURRENT ASSETS
     Cash and cash equivalents                                                  $            12,787
     Accounts receivable                                                                      5,500
     Inventory                                                                               20,401
     Prepaid consulting fees                                                                 48,147
     Loans and accrued interest receivable from former officer, net of
         allowance of $116,716                                                                    -
     Prepaid expenses                                                                         7,642
------------------------------------------------------------------------------- --------------------
         Total current assets                                                                94,477

PROPERTY AND EQUIPMENT, NET                                                                  91,625

OTHER ASSETS                                                                                    760
------------------------------------------------------------------------------- --------------------

         TOTAL ASSETS                                                           $           186,862
------------------------------------------------------------------------------- --------------------

LIABILITIES AND DEFICIENCY IN ASSETS
------------------------------------------------------------------------------- --------------------

CURRENT LIABILITIES
     Current portion of long-term debt                                          $            25,318
     Accounts payable                                                                       234,162
     Accrued expenses                                                                       105,697
     Accrued interest payable - stockholders                                                272,758
     Convertible notes payable                                                              500,000
     Loans payable - stockholders                                                         1,608,433
------------------------------------------------------------------------------- --------------------
         Total current liabilities

LONG-TERM DEBT, net of current portion                                                       27,371
------------------------------------------------------------------------------- --------------------

         TOTAL LIABILITIES                                                                2,773,739
------------------------------------------------------------------------------- --------------------

DEFICIENCY IN ASSETS
     Common stock, $.001 par value; 50,000,000 shares authorized; 7,214,201
         shares issued and outstanding                                                        7,214
     Additional paid-in capital                                                           3,571,311
     Accumulated deficit                                                                 (6,165,402)
------------------------------------------------------------------------------- --------------------
         Total deficiency in assets                                                      (2,586,877)
------------------------------------------------------------------------------- --------------------

         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                             $           186,862
------------------------------------------------------------------------------- --------------------


                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2001, THE THREE MONTH PERIOD ENDED MARCH 31, 2000
AND THE YEAR ENDED DECEMBER 31, 1999

                                                   Year Ended March   Three Months Ended       Year Ended
                                                      31, 2001          March 31, 2000      December 31, 1999
-----------------------------------------------   ------------------- ------------------- ------------------------
REVENUE                                              $    197,381       $            -       $       66,530

COST OF GOODS SOLD                                        257,495               98,374                2,109
-----------------------------------------------   ------------------- ------------------- ------------------------

GROSS PROFIT                                      (        60,114)     (        98,374)              64,421
-----------------------------------------------   ------------------- ------------------- ------------------------

OPERATING EXPENSES
     Bad debts - former officer                           116,716                    -                    -
     Consulting fees                                      794,067                    -               19,200
     Legal and accounting fees                            241,179               34,178               21,066
     Market research and development                      541,950              531,220              710,826
     Salaries                                             479,427               97,785               17,243
     Selling, general and administrative                  447,043               79,048              326,593
-----------------------------------------------   ------------------- ------------------- ------------------------
         Total operating expenses                       2,620,382              742,231            1,094,928
-----------------------------------------------   ------------------- ------------------- ------------------------

LOSS BEFORE OTHER INCOME (EXPENSE)                (     2,680,496)     (       840,605)    (      1,030,507)
-----------------------------------------------   ------------------- ------------------- ------------------------

OTHER INCOME (EXPENSE)
     Interest income                                        8,746                1,756                4,445
     Interest expense                             (       224,399)     (        41,236)    (        115,215)
-----------------------------------------------   ------------------- ------------------- ------------------------
         Total other income (expense)             (       215,653)     (        39,480)    (        110,770)
-----------------------------------------------   ------------------- ------------------- ------------------------

NET LOSS                                          (  $  2,896,149)     (  $    880,085)    (  $   1,141,277)
-----------------------------------------------   ------------------- ------------------- -----------------------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED     (  $       0.45)     (  $       0.17)    (  $        0.23)
-----------------------------------------------   ------------------- ------------------- -----------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           6,378,599            5,205,000            5,000,000
-----------------------------------------------   ------------------- ------------------- -----------------------

                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS
FOR THE YEAR ENDED MARCH 31, 2001, THE THREE MONTH PERIOD ENDED MARCH 31, 2000
AND THE YEAR ENDED DECEMBER 31, 1999

                                                                    Common Stock
                                                        ------------------------------    Additional    Accumulated
                                                            Shares        Par Value    Paid-In Capital    Deficit         Total
------------------------------------------------------- --------------- -------------- --------------- -------------- --------------
Balances, January 1, 1999                                     100,000    $        100  $      804,159  ($  1,247,891) ($    443,632)
Clements Citrus Sales stock                             (     100,000)  (         100)              -              -  (         100)
Sale of common stock                                        5,000,000           5,000          52,471              -         57,471
Net loss                                                            -               -               -  (   1,141,277) (   1,141,277)
------------------------------------------------------- --------------- -------------- --------------- -------------- --------------
Balances, December 31, 1999                                 5,000,000           5,000         856,630  (   2,389,168) (   1,527,538)
Sale of common stock                                          410,000             410       1,233,293              -      1,233,703
Net loss                                                            -               -               -  (     880,085) (     880,085)
------------------------------------------------------- --------------- -------------- --------------- -------------- --------------
Balances, March 31, 2000                                    5,410,000           5,410       2,089,923  (   3,269,253) (   1,173,920)
Sale of common stock                                          204,034             204         972,896              -        973,100
Common stock issued related to share exchange agreement     1,550,000           1,550          13,450              -         15,000
Common stock issued for consulting services                     3,333               3          23,343              -         23,346
Common stock issued in connection with execution of
     convertible notes payable                                  2,500               3           9,802              -          9,805
Conversion of debt to common stock                             44,334              44         132,960              -        133,004
Warrants issued for compensation                                    -               -         125,000              -        125,000
Warrants issued for consulting services                             -               -         176,532              -        176,532
Warrants issued in connection with execution of
  convertible notes payable                                         -               -          27,405              -         27,405
Net loss                                                            -               -               -  (   2,896,149) (   2,896,149)
-------------------------------------------------------- -------------- -------------- --------------- -------------- --------------

Balances, March 31, 2001                                    7,214,201    $      7,214  $    3,571,311  ($  6,165,402) ($  2,586,877)
-------------------------------------------------------- -------------- -------------- --------------- -------------- --------------

All stock information has been adjusted to give effect to the 2-for-1 stock splits in September and October 2000 and the 1-for-4 reverse stock split in March 2001.


                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2001, THE THREE MONTH PERIOD ENDED MARCH 31, 2000
AND THE YEAR ENDED DECEMBER 31, 1999


                                                            Year Ended March    Three Months Ended   Year Ended
                                                                 31, 2001         March 31, 2000     December 31, 1999
----------------------------------------------------------- ------------------- ------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                ( $    2,896,149)   ( $      880,085)   ( $    1,141,277)
----------------------------------------------------------- ------------------- ------------------- -------------------
Adjustment to reconcile net loss to net
cash used in operating activities:
       Depreciation                                                   20,328               2,137               2,029
       Bad debts - trade                                              29,507                   -                   -
       Bad debts - former officer                                    116,716                   -                   -
       Common stock issued for consulting services                    23,346                   -                   -
       Common stock issued for interest                                9,806                   -                   -
       Warrants issued for compensation                              125,000                   -                   -
       Warrants issued for consulting services                       176,532                   -                   -
       Warrants issued for interest                                   27,405                   -                   -
       Changes in operating assets and liabilities:
          Increase in accounts receivable                   (         35,007)                  -                   -
          Increase in interest receivable                   (          2,559)   (          1,239)   (          4,445)
          Decrease (increase) in prepaid consulting fees              54,853    (        103,000)                  -
          Increase in prepaid expenses                      (          7,642)                  -    (          9,480)
          Decrease (increase) in inventory                             7,352               2,965    (         30,718)
          Increase (decrease) in accounts payable                    105,077    (         45,374)            174,496
          Increase in accrued expenses                                83,687              19,012               2,997
          Increase (decrease) in accrued interest payable            176,982    (         34,616)             92,527
----------------------------------------------------------- ------------------- ------------------- -------------------
              Total adjustments                                      911,383    (        160,115)            227,406
----------------------------------------------------------- ------------------- ------------------- -------------------
                Net cash used in operating activities       (      1,984,766)   (      1,040,200)   (        913,871)
----------------------------------------------------------- ------------------- ------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                    (         46,943)   (         58,312)   (          5,490)
    Decrease in other assets                                          27,979                   -                   -
----------------------------------------------------------- ------------------- ------------------- -------------------
                Net cash used in investing activities       (         18,964)   (         58,312)   (          5,490)
----------------------------------------------------------- ------------------- ------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans (to) from officer                                 (         37,554)   (         14,440)              7,500
    Proceeds from convertible notes                                  600,000             125,000                   -
    Principal payments of convertible notes payable         (        100,000)                  -                   -
    Proceeds from subscription deposit, net                 (          3,100)              3,100                   -
    Proceeds from long-term borrowings                                38,229              38,229                   -
    Principal payments of long-term debt                    (         23,769)                  -                   -
    Proceeds from stockholder loans                                1,276,952                   -             857,235
    Principal payments of stockholder loan                  (        947,792)   (         57,125)                  -
    Proceeds from issuance of common stock                           973,100           1,233,704              63,720
----------------------------------------------------------- ------------------- ------------------- -------------------
                Net cash provided by financing activities          1,776,066           1,328,468             928,455
----------------------------------------------------------- ------------------- ------------------- -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (        227,664)            229,956               9,094

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      240,451              10,495               1,401
----------------------------------------------------------- ------------------- ------------------- -------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $       12,787      $      240,451      $       10,495
----------------------------------------------------------- ------------------- ------------------- -------------------

Supplemental Disclosure:

    Cash paid for interest                                    $        7,001      $            -      $
----------------------------------------------------------- ------------------- ------------------- -------------------

Supplemental Disclosure of Non-Cash Investing and
     Financing Activities:

Common stock issued in connection with conversion of
debt and accrued interest                                     $      133,004      $            -      $

----------------------------------------------------------- ------------------- ------------------- -------------------

                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------


Organization and Capitalization

Clements Golden Phoenix Enterprises, Inc. (the Parent) acquired all of the outstanding shares of common stock of Clements Citrus Sales of Florida, Inc. (the Subsidiary) on December 31, 1999.

Consolidation

The consolidated financial statements include the accounts of the Parent and the Subsidiary (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company operates as a Florida corporation with a goal of developing the China market which has just been opened to the United States citrus industry. It has been working toward this end by committing to pursue the proven protocols of Chinese relations and negotiating successfully to send Florida citrus into China. The Company is pursuing these goals by acquiring the help of leading consultants in this field.

The Company has shipped fresh citrus from the current citrus season and in the next citrus season expects to continue to ship fresh fruit. In addition, the Company expects to continue to develop their Brand name of citrus concentrate juice to China and Southeast Asia.

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

Segment Reporting

The Company applies Financial Accounting Standards Boards ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use. During the year ended March 31, 2001, substantially all revenue earned by the Company were derived from sles to China. Three Customers represent 45%, 30% and 23%, respectively, of the revenue for the year ended March 31, 2001.

--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with purchased maturities of three months or less to be cash and cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, repairs and maintenance which do not extend the lives of the respective assets are charged to expense currently. Depreciation of equipment is computed using the straight-line method. The rate is based on the estimated useful life of the assets ranging from 5 to 7 years.

Inventory

Inventory consists of frozen orange juice concentrate held for sale to customers, and is stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) basis.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instruments disclosed herein:

Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of those instruments.

Loans and notes payable, long-term debt - The fair value of loans and notes payable and long-term debt are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2001, the fair values approximate the carrying values.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees" (APB No. 25), and related interpretations, in accounting for its employee stock options and warrants rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting For Stock-Based Compensation". APB No. 25 provides that the compensation expense relative to the Company's employee stock options and warrants is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Income Taxes

The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Prior to being acquired by the Parent on December 31, 1999 the Subsidiary, with the consent of its stockholders, had elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the stockholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Clements Golden Phoenix Enterprises, Inc., is a C corporation.

Net Income (Loss) Per Share

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase shares of common stock.

The  Company's   potentially   issuable  shares  of  common  stock  pursuant  to
outstanding stock options and warrants are excluded from the Company's diluted computation as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133). Under the provisions of this statement, the effective date of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), is deferred to fiscal years beginning after June 15, 2000. The Company has determined that the impact of adopting SFAS No. 133 will not be material to its consolidated financial statements.

Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101") issued by the Securities and Exchange Commission, became effective beginning the third quarter of the Company's fiscal year ended March 31, 2001. SAB 101 had no material impact on the Company's revenue recognition policies.

--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Reclassifications

Certain items in the three month period ended March 31, 2000 and year ended December 31, 1999 have been reclassified to conform with year ended March 31, 2001 classifications. Such reclassifications had no effect on reported net income.


NOTE 2.           GOING CONCERN CONSIDERATIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

During 2000, and continuing in 2001, the Company experienced, and continues to experience, certain cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. As reflected in the consolidated financial statements, the Company has incurred net losses of approximately $2,900,000 in the year ended March 31, 2001, and as of March 31, 2001, the Company's consolidated financial position reflects a working capital deficiency of approximately $2,650,000. Management's plans with regard to these matters encompass the following actions:

Liquidity

1.   Financing from Third Party Sources

In 2001 the Company plans to continue its equity fundraising efforts and is in the process of completing a private placement with an investment banker under which the Company is attempting to raise $2,000,000 in exchange for shares of the Company's common stock.

2.   Financing from Private Loans

The Company plans to continue accepting private loans, including convertible loans, to fund operations until such time as working capital is adequate.

Profitability

1.   Business Plan

The Company has formulated, and is in the process of implementing, a strategic plan focussed on business development in terms of increased revenues and reduced operating expenses. The key elements of the plan include the following:

o Focus operations globally as opposed to limiting the Company's markets to the Asian territories
o Implement a distribution strategy utilizing strategic alliances with major global food companies in addition to existing distributors
o Shift marketing and market research expenses burden from the Company to local distributors

--------------------------------------------------------------------------------
NOTE 2.           GOING CONCERN CONSIDERATIONS (Continued)
--------------------------------------------------------------------------------

2.   Improvement in Operational Costs

Management continues its efforts to manage costs and operating expenses, so as to improve gross margins and profitability.


NOTE 3.           PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Office equipment                                                    $       25,437
Furniture and fixtures                                                       3,649
Transportation equipment                                                    88,826
----------------------------------------------------------------- ---------------------

Less accumulated depreciation                                               26,287
----------------------------------------------------------------- ---------------------

                                                                    $       91,625
----------------------------------------------------------------- ---------------------

Depreciation expense for the year ended March 31, 2001, the three months ended March 31, 2000 and the year ended December
31, 1999 was $20,328, $2,137 and $2,029, respectively.


NOTE 4.           LOANS AND ACCRUED INTEREST RECEIVABLE FROM OFFICER
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Loan and accrued interest receivable from officer is comprised of funds disbursed to or on behalf of a officer for various personal expenditures. In July 2000, the Company began withholding from the stockholder's wages to pay back the loans. The loans bear interest at 8 1/2% per annum. Subsequent to March 31, 2001, the officer was terminated and management believes there is significant uncertainty regarding recoverability. Accordingly, the loans and related accrued interest have been fully reserved for at March 31, 2001.

NOTE 5.           CONVERTIBLE NOTES PAYABLE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

At March 31, 2001, convertible notes payable consisted of the following:

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

--------------------------------------------------------------------------------
NOTE 5.  CONVERTIBLE NOTES PAYABLE (Continued)
--------------------------------------------------------------------------------

o $150,000 note to a stockholder dated October 19, 2000. Interest accrues at a rate of 12% per annum on the unpaid principal balance and is due quarterly. The unpaid principal and accrued interest could be converted into share os the restricted common stock of the company at the option of the payee on or before October 19, 2001. If not converted, the unpaid principal and accrued interest would be due on October 19, 2001.

o $250,000 note dated December 11, 2000 to a stockholder. Interest accrues at a rate of 11% per annum on the unpaid principal balance and is due on April 10, 2001. The unpaid principal and accrued interest may be converted into shares of the restricted common stock of the company at the option of the payee on or before April 10, 2001. If not converted, the unpaid principal and accrued interest shall be due on on April 10, 2001. In connection with this note, the Company issued the note holder 1,250 shares of the Company's restricted common stock and warrants to purchase 6,250 additional shares of the Company's restricted common stock.

On October 17, 2000 and November 17, 2000, two convertible notes and the related accrued interest aggregating approximately $133,000 were converted into 44,334 shares of the Company's restricted common stock.

During March 2001, a short-term convertible note payable was executed for $100,000. The unpaid principal and accrued interest were due on demand and could also be converted into shares of the restricted common stock of the Company at the option of the note holder at any time. In connection with this note, the Company issued the note holder 1,250 shares of the Company's restricted common stock. This note was repaid prior to March 31, 2001.


NOTE 6.           LOANS PAYABLE - STOCKHOLDERS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Certain stockholders have advanced funds to the company for working capital purposes. These advances are evidenced by promissory notes with stated interest rates of 12% per annum. The principal and accrued interest are payable on demand.


NOTE 7.           LONG-TERM DEBT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Long-term debt at March 31, 2001 consisted of two promissory notes totaling $52,689 collateralized by the Company's transportation equipment. Interest accrues at a rate of 7.99% per annum on the unpaid principal balance and principal and interest payments of approximately $2,400 are payable monthly through February 28, 2003 and $1,200 thereafter through April 5, 2003. Principal payments on the notes payable will be $25,318 for 2002, $26,095 for 2003, and $1,276 for 2004.

NOTE 8.           COMMON STOCK
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Stock Issued in Reverse Merger

In August 2000 and February 2001, the Company issued an additional 1,350,000 and 200,000 shares, respectively, to the original owners of the Company's wholly owned subsidiary in order to remedy an error in calculation made at the time of the share exchange agreement consummated in December 1999.

Stock Splits

The company authorized stock splits at a ratio of two-for-one for stockholders of record on August 25, 2000 and September 29, 2000 and a reverse stock split at a ratio of one-for-four for stockholders of record on March 2, 2001. All stock information has been adjusted to give effect to these stock splits.


NOTE 9.           STOCK OPTIONS AND WARRANTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options and warrants issued to employees. Compensation cost for stock options and warrants is measured as the market price of the Company's common stock at the date of grant, or agreement in principle to grant the option or warrant, if earlier, over the amount the recipient must pay to acquire the common stock.

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options and warrants has been determined in accordance with the fair value based method prescribed in SFAS 123.

The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal year 2001: no dividend yield; an expected life of three to five years; 100% expected volatility and a 5.34% risk free interest rate.

The option and warrant valuation model was developed for use in estimating the fair value of traded options and warrants, which have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions including the expected price volatility. Since the Company's stock options and warrants have characteristics significantly different from those of traded options and warrants, and since variations in the subjective input assumptions can materially affect the fair value estimate, the actual results can vary significantly from estimated results.

--------------------------------------------------------------------------------
NOTE 9.           STOCK OPTIONS AND WARRANTS (Continued)
--------------------------------------------------------------------------------

The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options and warrants.

                       Year Ended March     Three Months Ended   Year Ended December
                           31, 2001           March 30, 2000           31, 1999
-------------------- --------------------- --------------------- ---------------------

Net loss             ($     3,084,029)     ($       880,085)     ($     1,141,277)
Net loss per share   ($          0.48)     ($          0.17)     ($          0.23)

For the year ended March 31, 2001, the three month period ended March 31, 2000 and the year ended December 31, 1999, compensation costs related to warrants amounted to $125,000, $0 and $0, respectively.

A summary of the status of warrants granted to employees as of March 31, 2001 and changes during the year then ended is presented below:

                                                            Weighted Average
                                           Shares            Exercise Price
----------------------------------- --------------------- ---------------------

Balance at beginning of year                       -        $            -

Warrants granted                             200,000                  2.00
Warrants exercised                                 -                     -
Warrants expired                                   -                     -
----------------------------------- --------------------- ---------------------

Balance at end of year                       200,000        $         2.00
----------------------------------- --------------------- ---------------------

The following table summarizes information about warrants, which are outstanding at March 31, 2001:

              Warrants Outstanding and Exercisable
------------------------------------------------------------------
 Number Outstanding
 and Exercisable At  Remaining Contractual
   March 31, 2001             Life               Exercise Price
------------------- ------------------------- --------------------

         200,000                  2.45                  2.00
------------------- ------------------------- --------------------

NOTE 10.          INCOME TAXES
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

No income tax benefit has been reflected in the accompanying financial statements for the year ended March 31, 2001 due to the significant uncertainty that exists regarding the realization of deferred tax assets (see below).

The components of the deferred tax asset as of March 31, 2001 were approximately as follows:

Deferred income tax assets:
  Net operating loss carryforwards       $    1,420,000
-------------------------------------- ---------------------
Gross deferred tax asset                      1,420,000
Valuation allowance                    (      1,420,000)
-------------------------------------- ---------------------

                                         $            -
-------------------------------------- ---------------------

As of March 31, 2001, the Company estimates that it has net operating loss carryforwards of approximately $3,776,000, which expire in various years through 2021. Sufficient uncertainty exists regarding the realization of these operating loss carryforwards, and, accordingly, a valuation allowance of $1,420,000, has been established.

The Company has been delinquent in the filing of various federal, state and local income and other tax returns. The ultimate determination of the Company's taxable income, including the amount and expiration dates of net operating loss carryforwards, is subject to, among other things, certain restrictions as a result of the late filing of the various tax returns. The Company may also be subject to possible review and examination of such tax returns by the appropriate federal, state and local taxing authorities. Additional income taxes, including penalties for non-compliance and interest, if any that may be assessed will be charged to operations when determined.


NOTE 11.          RELATED PARTIES
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

During the year ended March 31, 2001, an officer of the Company advanced approximately $1,177,000 for working capital, of which approximately $933,000 was repaid prior to March 31, 2001. Additionally, three companies controlled by the officer paid operating expenses of approximately $255,000 on behalf of the Company during the year ended March 31, 2001 and were repaid in full prior to March 31, 2001.

NOTE 12.          FOURTH QUARTER ADJUSTMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

During the fourth quarter of fiscal year ended March 31, 2001, the Company recorded certain adjustments that are considered material to the Company's financial position and operating results for the fourth quarter of fiscal year ended March 31, 2001. The following is an analysis of these adjustments:

                                   Increase (Decrease)
                     ---------------------------------------------------     (Increase)
                                                                        Decrease
                       Assets        Liabilities   Stockholders' Equity       Net Loss
-------------------- ------------- --------------- --------------------- -----------------------
Adjustment to value
of warrants issued for
consulting services              -               -   $              -    ($         176,532)
-------------------- ------------- --------------- --------------------- ----------------------

Per share                                                                ($           0.03)
-------------------- ------------- --------------- --------------------- -----------------------


NOTE 13.          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Employment Agreement

On August 1, 2000, the Company entered into an employment  agreement with Samuel
P. Sirkis to become President of the Company. The agreement is for a period of two years at a salary of $75,000 per year. In connection with the agreement, Mr. Sirkis originally received 200,000 shares (adjusted for stock splits) of the Company's restricted common stock. This agreement was amended to provide Mr. Sirkis with 200,000 warrants to purchase shares of the Company's restricted common stock at $2.00 per share instead of issuing Mr. Sirkis 200,000 shares as previously reported in the prior period. The shares previously issued to Mr. Sirkis were voided effective December 31, 2000. Mr. Sirkis will receive benefits comparable with other key employees of the Company.

Marketing and Promotion Agreement

In November 2000, the Company entered into a marketing and promotional agreement with a public relations organization ("WSW") in order to increase the public awareness of the Company's expanding overseas business operations and represent the Company at investor seminars throughout the U.S. In connection with the agreement, WSW received 3,333 shares (adjusted for stock splits) of the Company's restricted common stock.

Distribution Agreements

In May 2000, the Company entered into an exclusive distribution agreement with a Chinese entity to distribute the Company's fresh citrus products in Northern China. The agreement has a one-year term and includes minimum purchase requirements. The agreement can be extended for an additional three years subject to revised minimum purchase requirements. During the extended period, either party may terminate the contract by paying $50,000 to the other party. The Company did not renew this agreement in May 2001.

--------------------------------------------------------------------------------
NOTE 13.          COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------------------------------------------------

Consulting Agreement

On September 15, 2000, the Company entered into a two year agreement with a Consultant for consulting services including marketing and brand awareness, promotions and event planning, government and public relations and advice and consultation to the Asian Markets on the promotion of Florida grown citrus products. The agreement requires a retainer of $100,000 to be maintained with the Consultant at all times through the term of the agreement. The agreement also provides for a revenue sharing equal to five (5%) of gross revenues derived from the sale of citrus products by the company to any purchaser operating in the Asian Markets.

Sales and Marketing Agreement

During October 2000, the Company entered into a sales and marketing agreement with a Chinese distributor that provides for the distributor to directly purchase and market the Company's products to retail outlets and end-users in China. The term of the agreement is for one year and is renewable annually by mutual consent in writing.

Import Agreement

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

Lease Agreement

The Company leases its office facilities under a non-cancelable operating lease expiring in May 2002. Approximate future minimum lease payments under this operating lease for the years ending March 31, are as follows:

     2002          $       29,000
     2003                   6,000
------------------ --------------
                   $       35,000
------------------ --------------

Total rent expense for the year ended March 31, 2001, the three months ended March 31, 2000 and the year ended December 31, 1999 was approximately $29,000, $7,000 and $7,000, respectively.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                         Age               Position(s) with Company
-----------------            ---               ----------------------------
Joseph Rizzuti               40                Chairman, COO and Director

Antonio Doria                63                President and CEO

Bonnie K. Ludlum             58                Secretary and Director

Anne-Marie Ludlum            34                CFO

John Samartine               53                Director

Samuel P. Sirkis             66                Director

Henry T. Clements            50                Director

     ll directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

     Bonnie K. Ludlum, the Company's current Secretary and Director is the mother-in-law of Anne-Marie Ludlum, the Company's current Chief Financial Officer.

Business Experience

     Joseph Rizzuti, age 40, received a degree in Business Administration with a major in Accounting from The State University of New York College at Brockport in 1983. Mr. Rizzuti is a public accountant and the Principal of Beacon Accounting Services, Inc. in Palm City, Florida. He has worked in accounting and as a financial consultant for fifteen (15) years. Additionally, Mr. Rizzuti is the former owner of an air freight company which specializes in overnight express delivery both domestically and internationally. His company was based out of Raleigh, North Carolina and within two (2) years increased shipment count by four hundred percent (400%). In 1996, Mr. Rizzuti joined Plastics Auxiliaries Magazine ("PAM") located in Tequesta, FL. PAM has become the largest plastics industry publication. After joining at its inception, he worked in various management positions at PAM where he eventually became CFO, and was responsible for positioning the company for a successful sale.

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

     Antonio Doria, age 63, earned a doctorate in business and law from Bari University in Italy in 1961. Mr. Doria is fluent in English, Spanish, French and Italian. Mr. Doria has worked for Globefern S.A. and Globefern USA, Inc. since 1986, first between 1986 and 1990 as Senior Vice-President and later between 1990 and 2001 as President. Prior to that time, Mr. Doria was President of Seven-Up International for South America and a Regional General Manager for the Coca-Cola Company in Eastern Europe.

     Bonnie K. Ludlum, age 58, is a former Vice President of the First National Bank and Trust Company of Stuart, located in Stuart, FL in the Comptrollers Division. Her responsibilities included all accounting and budgeting functions, management information systems, corporate leasing and branch placement and building activities. She was also an active member of the Banks Budgeting and Pricing Committees. In 1994, Mrs. Ludlum joined her husband's construction company, Ludlum Construction Co., Inc. as Controller for three (3) years, whereafter the company was sold. Ms. Ludlum is the granddaughter of Mr. William Irwin Fee, who was the founder, secretary and treasurer of the Indian River Citrus League. In 1930, Mr. Fee, after nineteen (19) months of correspondence with the Federal Trade Commission, obtained an order which gave the citrus growers of the Indian River District the exclusive rights to use the term "Indian River" in their marketing of citrus fruit.

     Anne-Marie Ludlum, age 34, began working for CCSF in April 1998. Ms. Ludlum has been responsible for administrating all financial operations and logistics coordination of the company. She has visited the People's Republic of China on two (2) separate occasions and has completed the protocol required for the sales and shipment of citrus products to Mainland China. Prior to working for CCSF, Ms. Ludlum was employed by Ludlum Construction Co., Inc. from June 1994 to March 1998 as the Administrative Manager. Her responsibilities included personnel management and financial administration of the heavy construction company. Ms Ludlum attended Marquette University in Milwaukee Wisconsin from August 1984 to May 1986.

     John Samartine, age 53, Northeast Louisiana State University between 1966 and 1968. Between 1968 and 1972, he served as an E-5 Jet Mechanic in the United States Navy. Between 1972 and 1996, he worked for United Parcel Service, first as a driver, then as a supervisor and finally as a Division Manager between the years of 1991 and 1996. He retired from United Parcel Service in 1996.

     Samuel P. Sirkis, age 66, is a former First Vice-President of E.F. Hutton & Co., where he directed The Personal Financial Management Division. As National Product Manager he was instrumental in building the Personal Financial Management Division to where it managed over Three Billion Dollars in assets. In 2000, he became President of Global Enterprises Group, Inc. an international export company, and in 2001 was named President of Clements Golden Phoenix Enterprises, Inc. He earned his Associate in Arts & Bachelor of Administration degrees from George Washington University in 1958, and went on to be conferred a Certified Financial Management Advisor in 1964

     Henry T. Clements, age 50, graduated from Florida Atlantic University in 1974. In 1974 he worked in a concentrate orange juice facility in Fort Pierce, Florida as a Production Supervisor. After two (2) years, he was promoted to Production Manager, whose responsibilities included the development of production schedules, harvesting schedules and managing the day to day operations of the production facility. In 1976, Mr. Clements and four (4) partners, purchased a fresh citrus packing facility in Fort Pierce. Within six (6) years, he built the business to become the ninth (9th) largest volume packing facility in the state of Florida. As an owner/manager, his responsibilities included securing and meeting export sales, the purchasing of on-tree fruit, scheduling and overseeing production runs and overall management of seventy- five (75) employees. In 1984, after several months of intense negotiations with the government of Italy, Mr. Clements was given permission to ship fresh grapefruit into Italy. The only American permitted to do so, his firm controlled eighty percent (80%) of the Italian grapefruit market for three (3) years. He marketed and promoted Indian River Citrus in Italy by developing relations with retailers, wholesalers and distributors and by educating them on the proper care and handling of the citrus products. Mr. Clements successfully grew the business to over 500,000 cartons annually.

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

Item 10.          Executive Compensation

Name and              Year   Annual     Annual    Annual    LT         LT       LTIP      All
Post                         Comp       Comp      Comp      Comp      Comp      Payouts   Other
                             Salary     Bonus     Other     Rest      Options             (1)
                                (1)       ($)               Stock
-----------------      ----   ------    -------   -------   -------   -------   -------   -------
Joseph                 1999   $0
Rizzuti,
Chairman               2000   $125,000
and COO
(2)(4)(10)             2001   $125,000


Antonio                1999   $0
Doria,
President              2000   $0
and CEO(11)
                       2001   $0
Bonnie K.              1999   $0
Ludlum,
Secretary,             2000   $0
Director(4)
(5)                    2001   $0


Anne-Marie             1999   $0
Ludlum,
CFO(10)                2000   $52,000

                       2001   $52,000


John                   1999   $0
Samartine,
Director(4)            2000   $0
(6)
                       2001   $0


Samuel                 1999   $0
Sirkis,
Director(2)            2000   $75,000
(3)(7)(11)
                       2001   $75,000                                 125,000


Henry T.               1999   $0
"Skip"
Clements,              2000   $125,000
Director(2)
(4)(8)(10)             2001   $125,000


Gordon                 1999   $0
Hunt, past
Director(9)            2000   $0

                       2001   $0

(3) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

(4) In July 2000, the number of directors of the Company was increased from four (4) to (5) at a meeting of the Board of Directors. Subsequently, the directors appointed Samuel P. Sirkis to fill the vacancy and to serve as a Director until the next annual meeting of the shareholders. At the same meeting, Henry T. Clements resigned as President and also as Chairman of the Board of Directors, although he remained Chief Executive Officer and also a Director of the Company. Joseph Rizzuti resigned as Vice-President and Treasurer of the Company, but retained his position as Chief Operating Officer and was elected to be Chairman of the Board of Directors. Samuel P. Sirkis was elected to be President of the Company. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(5) In August 2000, the Company entered into an employment agreement with Samuel P. Sirkis to be President of the Company. The term of the agreement was for a period of two (2) years. The Company agreed to pay a base salary of $75,000 per annum and a signing bonus of 200,000 shares of the Company's common stock. Mr. Sirkis has since resigned as President, but remains a Director of the Company. For such offering the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item
     12. "Certain Relationships and Related Transactions".

(6) In August 2000, the Company issued an additional 1,350,000 shares to the original owners of CCSF pro rata. The issuance was to remedy an error in calculation made at the time of the share exchange agreement conducted in December 1999. As part of such issuance, Joseph Rizzuti, the Company's current Chairman and Chief Operating Officer, received 500,000 shares, Edward Sellian, a beneficial owner of more than ten percent (10%) of the Company's common stock received 300,000 shares. Bonnie K. Ludlum, the Company's current Secretary and Director, received 75,000 shares. John Samartine, a current Director of the Company, received 75,000 shares. Henry "Skip" Clements, a current Director, received 225,000 shares. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(7) In September 2000, the Company executed a promissory note in favor of Bonnie K. Ludlum, the Company's current Secretary and a Director in the principal amount of $50,000. The note had a term of thirty (30) days and bears interest at a rate of ten percent (10%) per annum. In July 2001, the Company received a demand letter from Ms. Ludlum, which purported to accelerate the terms of the note making all amounts thereunder due and payable. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(8) n February 2001, John Samartine, a current Director of the Company, returned 56,000 shares of the Company's common stock to the Company for cancellation. The shares had been issued erroneously and were returned to the Company's authorized but unissued stock. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(9) n February 2001, the Company and Samuel P. Sirkis, the Company's current President and Director, agreed to amend Mr. Sirkis' employment agreement dated August 1, 2000. In connection with such amendment, Mr. Sirkis tendered 800,000 shares of the Company's Restricted common stock to the Company for cancellation and return to the

     Company's authorized but unissued shares. Mr. Sirkis was issued a warrant dated February 1, 2001 to purchase 800,000 shares of the Company's common stock at an exercise price of $0.50 per share for a period of two (2) years. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(10) n February 2001,  the Company issued an additional  800,000 shares to Henry
     T. Clements, a current Director. The issuance was to remedy an error in calculation made at the time of the share exchange agreement conducted in December 1999. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(11) n April 2001, Gordon E. Hunt, a Director of the Company, resigned from the Board of Directors. Although Mr. Hunt cited internal differences within the management of the Company as his reason for resigning, he did not resign due to a personal disagreement with the Company on any matter relating to the Company's operations, policies or practices and did not provide the Company with a letter describing such disagreement nor request that the matter be disclosed. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(12) n April 2001, at a meeting of the Company's Board of Directors, the position of Chief Executive Officer was vacated. Additionally, the position of Chief Financial Officer was vacated and Anne-Marie Ludlum was subsequently appointed to fill the vacancy. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(13) In July 2001, Samuel P. Sirkis resigned as President, but remained a Director of the Company. The Company's Board of Directors filled the vacant positions of President and Chief Executive Officer with Antonio Doria. See
     Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of July 16, 2001, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.

Name and Address of              Title of   Amount and Nature of    Percent of
Beneficial Owner                 Class      Beneficial Owner          Class
-------------------------------------------------------------------------------
Joseph Rizzuti(1)(2)(4)(10)       Common       949,470                13.2%

Antonio Doria(11)                 Common             0                   0%

Bonnie K. Ludlum(1)(4)(5)         Common       175,000                 2.4%

Anne-Marie Ludlum(1)(10)          Common        27,500                 0.4%

John Samartine(1)(4)(6)           Common       253,250                 3.5%

Samuel Sirkis(1)(2)(3)(7)(11)     Common             0                   0%

Henry T. Clements                 Common     1,749,968                24.3%
(1)(2)(4)8)(10)

Edward Sellian(1)(4)              Common     1,000,000                13.9%

Gordon Hunt (9)                   Common        10,000                 0.1%

All Executive Officers and        Common     3,155,188                43.7%
Directors as a Group
(Seven (7) persons)
-------------------

(14) The address for each of the above is c/o Clements Golden Phoenix Enterprises, Inc., 135 Southwest Mapp Road, P.O. Box 269, Palm City, FL 34991.

(15) In July 2000, the number of directors of the Company was increased from four (4) to (5) at a meeting of the Board of Directors. Subsequently, the directors appointed Samuel P. Sirkis to fill the vacancy and to serve as a Director until the next annual meeting of the shareholders. At the same meeting, Henry T. Clements resigned as President and also as Chairman of the Board of Directors, although he remained Chief Executive Officer and also a Director of the Company. Joseph Rizzuti resigned as Vice-President and Treasurer of the Company, but retained his position as Chief Operating Officer and was elected to be Chairman of the Board of Directors. Samuel P. Sirkis was elected to be President of the Company. See Part III, Item 12. "Certain Relationships and Related Transactions".

(16) In August 2000, the Company entered into an employment agreement with Samuel P. Sirkis to be President of the Company. The term of the agreement was for a period of two (2) years. The Company agreed to pay a base salary of $75,000 per annum and a signing bonus of 200,000 shares of the Company's common stock. Mr. Sirkis has since resigned as President, but remains a Director of the Company. For such offering the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

(17) In August 2000, the Company issued an additional 1,350,000 shares to the original owners of CCSF pro rata. The issuance was to remedy an error in calculation made at the time of the share exchange agreement conducted in December 1999. As part of such issuance, Joseph Rizzuti, the Company's current Chairman and Chief Operating Officer, received 500,000 shares, Edward Sellian, a beneficial owner of more than ten percent (10%) of the Company's common stock received 300,000 shares. Bonnie K. Ludlum, the Company's current Secretary and Director, received 75,000 shares. John Samartine, a current Director of the Company, received 75,000 shares. Henry "Skip" Clements, a current Director, received 225,000 shares. For such offering, the Company relied upon the 506 Exemption and the Florida
     Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

(18) In September 2000, the Company executed a promissory note in favor of Bonnie K. Ludlum, the Company's current Secretary and a Director in the principal amount of $50,000. The note had a term of thirty (30) days and bears interest at a rate of ten percent (10%) per annum. In July 2001, the Company received a demand letter from Ms. Ludlum, which purported to accelerate the terms of the note making all amounts thereunder due and payable. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

(19) In February 2001, John Samartine, a current Director of the Company, returned 56,000 shares of the Company's common stock to the Company for cancellation. The shares had been issued erroneously and were returned to the Company's authorized but unissued stock. See Part III, Item 12. "Certain Relationships and Related Transactions".

(20) In February 2001, the Company and Samuel P. Sirkis, the Company's current President and Director, agreed to amend Mr. Sirkis' employment agreement dated August 1, 2000. In connection with such amendment, Mr. Sirkis tendered 800,000 shares of the Company's Restricted common stock to the Company for cancellation and return to the Company's authorized but unissued shares. Mr. Sirkis was issued a warrant dated February 1, 2001 to purchase 800,000 shares of the Company's common stock at an exercise price of $0.50 per share for a period of two (2) years. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

(21) In February 2001, the Company issued an additional  800,000 shares to Henry
     T. Clements, a current Director. The issuance was to remedy an error in calculation made at the time of the share exchange agreement conducted in December 1999. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

(22) In April 2001, Gordon E. Hunt, a Director of the Company, resigned from the Board of Directors. Although Mr. Hunt cited internal differences within the management of the Company as his reason for resigning, he did not resign due to a personal disagreement with the Company on any matter relating to the Company's operations, policies or practices and did not provide the Company with a letter describing such disagreement nor request that the matter be disclosed. See Part III, Item 12. "Certain Relationships and Related Transactions".

(23) In April 2001, at a meeting of the Company's Board of Directors, the position of Chief Executive Officer was vacated. Additionally, the position of Chief Financial Officer was vacated and Anne-Marie Ludlum was subsequently appointed to fill the vacancy. See Part III, Item 12. "Certain Relationships and Related Transactions".

(24) In July 2001, Samuel P. Sirkis resigned as President, but remained a Director of the Company. The Company's Board of Directors filled the vacant positions of President and Chief Executive Officer with Antonio Doria. See
     Part III, Item 12. "Certain Relationships and Related Transactions".

     There are no arrangements which may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

     In March 2000, the Company executed a convertible note in favor of Philip Taurisano in the principal amount of $100,000. The note is convertible at the option of the holder to shares of the Company's restricted common stock at a conversion price of $3.00 per share. The note bears interest at a rate of twelve percent (12%) per annum and matured one (1) year from its date of issuance. Since maturity, Mr. Taurisano has made written demand for all monies due and has allegedly accelerted all amounts due thereunder.For such offering, the Company relied upon the 506 Exemption and Section 359(f)(2)(d) of the New York Code.

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

     In August 2000, the Company entered into an employment agreement with Samuel P. Sirkis to be President of the Company. The term of the agreement was for a period of two (2) years. The Company agreed to pay a base salary of $75,000 per annum and a signing bonus of 200,000 shares of the Company's common stock. Mr. Sirkis has since resigned as President, but remains a Director of the Company. For such offering the Company relied upon the 506 Exemption and the Florida Exemption.

     In August 2000, the Company approved a forward split of the Company's common stock at a ratio of two (2) shares for each one (1) share of common stock issued and outstanding. The forward split took effect on September 1, 2000 for holders of record on August 25, 2000, with distribution effective August 31, 2000. Additional share certificates were issued by the Company's transfer agent to effect the split.

     In August 2000, the Company issued an additional 1,350,000 shares to the original owners of CCSF pro rata. The issuance was to remedy an error in calculation made at the time of the share exchange agreement conducted in December 1999. As part of such issuance, Joseph Rizzuti, the Company's current Chairman and Chief Operating Officer, received 500,000 shares, Edward Sellian, a beneficial owner of more than ten percent (10%) of the Company's common stock received 300,000 shares. Bonnie K. Ludlum, the Company's current Secretary and Director, received 75,000 shares. John Samartine, a current Director of the Company, received 75,000 shares. Henry "Skip" Clements, a current Director, received 225,000 shares. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

     In September 2000, CSF entered into a consulting agreement with Condor. Condor provides consulting in connection with certain import/export activities undertaken by CCSF. Condor is CCSF's exclusive consultant in the People's
Republic of China, Republic of China, Japan, Republic of the Phillippines, Republic of Singapore, Malaysia, Kingdom of Thailand, Republic of Indonesia, Socialist Republic of Vietnam, Kingdom of Cambodia, Union of Burma, Lao People's Democratic

Republic, Republic of India, Islamic Republic of Pakistan, People's Republic of Bangladesh, Commonwealth of Australia and New Zealand. CCCSF must pay Condor its hourly rates which range between $75 and $300. CCSF must also pay Condor a monthly retainer in the amount of $100,000, which shall be applied to such hourly fees and which unused amount shall rollover to subsequent months. In the event CCSF terminates the contract prior to its second anniversary, it must pay Condor $100,000 times the number of remaining months. Additionally, CCSF must pay to Condor an amount equal to five percent (5%) of its gross revenues derived from the sale of citrus products in the areas under contract. CCSF also granted Condor a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $2.00 per share. Such warrants have no expiration date. The warrants carry full demand registration rights. The term of the agreement is for a period of two (2) years. For such offering, the Company relied upon the 506 Exemption and no state exemption, as Condor is located in Washington D.C. In June, Condor suspended the September contract alleging breach by CCSF. The contract has yet to be reinstated.

     In September 2000, the Company executed a promissory note in favor of Bonnie K. Ludlum, the Company's current Secretary and a Director in the principal amount of $50,000. The note had a term of thirty (30) days and bears interest at a rate of ten percent (10%) per annum. In July 2001, the Company received a demand letter from Ms. Ludlum, which purported to accelerate the terms of the note making all amounts thereunder due and payable. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

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

     In October 2000, Ranger Cranberry Company converted its convertible note dated January 13, 2000 in the principal amount of $93,750 and interest in the amount of $5,763.70 to 132,684 shares of the Company's restricted common stock. The conversion price, which was adjusted to account for the two (2) splits of the Company's common stock, was $0.75. For such offering, the Company relied upon the 506 Exemption and Section 551.29(2) of the Wisconsin Code.

     In October 2000, CCSF, renewed its contract with Hongrun. CCSF appointed Hongrun its exclusive distributor of its Clements Brand Frozen Concentrated Fruit Juices in Tianjin, Dalian, Shenyang, Chongqing, Wuhan and Taiyuan and its non-exclusive distributor in Beijing. In exchange for the appointment, Hongrun agreed to purchase certain minimum quantities of the frozen concentrate from CCSF. The contract term is for a period of one (1) year.

     In October 2000, the Company executed a convertible note in favor of Philip Taurisano in the principal amount of $150,000. The note is convertible at the option of the holder to shares of the Company's restricted common stock at a conversion price of $1.00 per share. The note bears interest at a rate of twelve percent (12%) per annum and matures one (1) year from its date of issuance. For such offering, the Company relied upon the 506 Exemption and Section 359(f)(2)(d) of the New York Code.

     In November 2000, Bassuener Cranberry Corporation converted a convertible note dated January 13, 2000 in the principal amount of $31,250 and interest in the amount of $2,239.72 to 44,652 shares of the Company's restricted common stock. The conversion price, which was adjusted to account for the two (2) splits of the Company's common stock, was $0.75. For such offering, the Company relied upon the 506 Exemption and Section 551.29(2) of the Wisconsin Code.

     In December 2000, the Company retained WSW to aid with public/investor relations. A third party shareholder paid WSW 13,333 shares of the common stock of the Company and the Company issued an additional 13,333 shares of its stock to Complete Financial and Operations LLC in February 2001. For such offering, the Company relied upon the 506 Exemption and Section 11-51- 308(1)(p) of the Colorado Code.

     In December 2000, the Company executed a convertible note in favor of James
E. Groat in the principal amount of $250,000. The note bears interest at a rate of eleven percent (11%) per annum and matures in October 2001. It is convertible to shares of the Company's restricted common stock at a price of $0.75 per share. Warrants to purchase an additional 25,000 shares were issued to Mr. Groat with an exercise price of $2.00 per share for a period of two (2) years. The Company also issued Mr. Groat 5,000 shares of its restricted common stock. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

     In January 2001, the Company entered into a letter agreement with Fechtor to raise up to fifteen million dollars ($15,000,000) in a best efforts private placement. In connection with such services, the Company agreed to pay Fechtor a commission of five percent (5%) of the gross proceeds of the private placement financing, to issue warrants to acquire the Company's common stock equal to seven percent (7%) of the gross proceeds of the financing exercisable at the price of the underlying common stock of the financing for a five (5) year period, to conduct a one for four (1 for 4) reverse stock split on or before February 15, 2001 and to appoint Mike Reardon to the Company's Board of Directors. The agreement had a term of one hundred twenty (120) days. The agreement was terminated by Fechtor in May 2001.

     In connection with the Fechtor agreement, the Company conducted a one for four (1 for 4) reverse stock split in March 2001. Its trading symbol was changed to its current symbol, CGPE.

     In February 2001, John Samartine, a current Director of the Company, returned 56,000 shares of the Company's common stock to the Company for cancellation. The shares had been issued erroneously and were returned to the Company's authorized but unissued stock.

     In February 2001, the Company sold 200,000 shares of its common stock to Capital Consultants, Inc. for $200,000. The shares carry piggy-back registration rights. For such offering, the Company relied upon the 506 Exemption and Section Sec. 292.410(1)(i) of the Kentucky Code.

     In February 2001, the Company and Samuel P. Sirkis, the Company's current President and Director, agreed to amend Mr. Sirkis' employment agreement dated August 1, 2000. In connection with such amendment, Mr. Sirkis tendered 800,000 shares of the Company's Restricted common stock to the Company for cancellation and return to the Company's authorized but unissued shares. Mr. Sirkis was issued a warrant dated February 1, 2001 to purchase 800,000 shares of the Company's common stock at an exercise price of $0.50 per share for a period of two (2) years. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

     In February 2001, the Company executed a promissory note in favor of Donald
H. Sturm in the principal amount of $100,000, payable thirty-three (33) days from its date of issuance. The note bears interest at a rate of eleven percent (11%) per annum. The principal amount has been repaid, although the interest is still outstanding. Additionally, the Company issued 5,000 shares of its restricted common stock to Donald H. Sturm in connection with the note. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

     In February 2001, the Company issued an additional  800,000 shares to Henry
T. Clements, a current Director. The issuance was to remedy an error in calculation made at the time of the share exchange agreement conducted in December 1999. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

     In April 2001, Gordon E. Hunt, a Director of the Company, resigned from the Board of Directors. Although Mr. Hunt cited internal differences within the management of the Company as his reason for resigning, he did not resign due to a personal disagreement with the Company on any matter relating to the Company's operations, policies or practices and did not provide the Company with a letter describing such disagreement nor request that the matter be disclosed.

     In April 2001, at a meeting of the Company's Board of Directors, the position of Chief Executive Officer was vacated. Additionally, the position of Chief Financial Officer was vacated and Anne-Marie Ludlum was subsequently appointed to fill the vacancy.

     In May 2001, the Company received a demand letter from Philip Taurisano pursuant to a promissory note dated October 2000. Mr. Taurisano alleged that principal and interest payments in the amount of $114,947.42 were not paid. He purported to accelerate all amounts due under the note.

     Since the acquisition of CCSF in December 1999, the Company had conducted a private placement of its securities selling its common stock, first at a price of $3.00 per share and later at a price of $5.00 per share. It sold a total of 581,134 shares, raising $2,076,804. The offering has since been terminated. For such offering, the Company relied upon the 506 Exemption, Section 11-51-308(1)(p) of the Colorado Code, the Florida Exemption, Section 130.293of the Illinois Code, Section 402(b)(9)of the Massachusetts Code, Section 402(b)(21)of the Michigan Code, Section 49:3- 50(b)(9)of the New Jersey Code, Section 359(f)(2)(d) of the New York Code, Rule .1211.of the North Carolina Code, Rule 0780-4-2-.11of the Tennessee Code, Section 109.13 of the Texas Code, Rule 21 VAC 5-40-120of the Virginia Code and Section 551.29(2) of the Wisconsin Code.

     In June 2001, the Company initiated an offering of 6,000,000 units, each unit containing one (1) share of the Company's Series A preferred stock and a warrant to purchase one-half (1/2) share of the Company's common stock at an exercise price of $1.25 per share. Each subscriber has certain demand registration rights. The price per unit is $1.00 for any subscription up to 750,000 units and $0.75 for any subscription for 750,000 or more units. No units have been sold to date. The Company has yet to file an amendment to its Articles of Incorporation authorizing the Series A preferred stock and stating the powers, designations, preferences, privileges and relative rights.

     In July 2001, Samuel P. Sirkis resigned as President, but remained a Director of the Company. The Company's Board of Directors filled the vacant positions of President and Chief Executive Officer with Antonio Doria.

Item 13. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
-------------------------------------------------------------------
3.(i).1  [1]      Articles of Incorporation of The Silk Road Renaissance Company filed July 5, 1994.

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

4.1      [4]      Convertible Note between the Company and Bassuener Cranberry Corporation dated
                  January 13, 2000.

4.2      [4]      Convertible Note between the Company and Ranger Cranberry Company, LLC dated
                  January 13, 2000.

4.3      [4]      Convertible Note between the Company and Philip Taurisano dated March 1, 2000.

4.4      [6]      Promissory Note by the Company in favor of Bonnie K. Ludlum dated September
                  28, 2000.

4.5      [9]      Convertible Note by the Company in favor of Philip Taurisano dated October 19,
                  2000.

4.6      *        Convertible Note by the Company in favor of James E. Groat dated December 11,
                  2000.

4.7      *        Private Placement Memorandum dated June 18, 2001.

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

10.5     [5]      Employment Agreement with Samuel P. Sirkis dated August 1, 2000.

10.6     [6]      Consulting Contract between Clements Citrus Sales of Florida, Inc. and Condor
                  Consulting, LLC dated September 15, 2000.

10.7     [6]      Sales and Marketing Contract between Clements Citrus Sales of Florida, Inc. and
                  Tianjin Hongrun Trading Co., Ltd. dated October 8, 2000.

10.8     [9]      Warrant to purchase 25,000 shares of the Company's Common Stock in favor of
                  James E. Groat dated December 11, 2000.

10.9     [9]      Common Stock Purchase Agreement between the Company and Capital Consultants,
                  Inc. dated February 1, 2001.

10.10    [9]      Registration Rights Agreement between the Company and Capital Consultants, Inc.
                  dated February 1, 2001.

10.11    [9]      Amendment to Employment Agreement between the Company and Samuel P. Sirkis.

10.12    [9]      Warrant to purchase 800,000 shares of the Company's Common Stock in favor of
                  Samuel P. Sirkis dated February 1, 2001.

10.13             [9] Warrant to purchase 100,000 shares of the Company's Common
                  Stock in favor of Condor Consulting, LLC dated September 15,
                  2000.

10.14    [9]      Promissory Note by the Company in favor of Donald H. Sturm in the principal amount of $100,000 dated February 7, 2001.

10.15    *        Import Agency Contract between Clements Citrus Sales of Florida, Inc. and Golden
                  Wing Mau Enterprise Development Co. Ltd.

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

16.4     [8]      Letter from Joan R. Staley, CPA, P.A.

99.1     [3]      Board Resolution dated April 18, 2000 authorizing change in fiscal year of the
                  Company to March 31.

99.2     [3]      Board Resolution dated April 18, 2000 authorizing change in fiscal year of Clements
                  Citrus Sales of Florida, Inc. to March 31.
----------------

(*  Filed herewith)

[1] Previously filed with the Company's Registration Statement on Form 10SB filed August 24, 1999.

[2] Previously filed with the Company's Current Report on Form 8-K filed January 12, 2000.

[3] Previously filed with the Company's Current Report on Form 8-K filed April 18, 2000.

[4] Previously filed with the Company's Annual Report on Form 10KSB filed July 12, 2000.

[5] Previously filed with the Company's Quarterly Report on Form 10QSB filed August 21, 2000.

[6] Previously filed with the Company's Quarterly Report on Form 10QSB filed November 14, 2000.

[7] Previously filed with the Company's Current Report on Form 8-K filed December 26, 2000.

[8] Previously filed with the Company's Current Report on Form 8-KA filed February 15, 2001.

[9] Previously filed with the Company's Quarterly Report on Form 10QSB filed February 20, 2001.

(b) A report on Form 8-K was filed on January 12, 2000 reporting the Share Exchange conducted between the Company and Clements Citrus Sales of Florida, Inc. on December 31, 1999. An amended report on Form 8-KA was filed on February 28, 2000 which included the required financial statements of Clements Citrus Sales of Florida, Inc. Another report on Form 8-K was filed on April 18, 2000 changing the Company's fiscal year to March 31. A report on Form 8-K was filed on December 26, 2000 disclosing a change in the Registrant's Certifying Accountant. Lastly, an amended Form 8-K was filed on February 15, 2001, which amended the report previously filed December 26, 2000, to include certain information requested by the Commission.

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Clements Golden Phoenix Enterprises, Inc.
                                  (Registrant)

Date: July 16, 2001        By: /s/ Joseph Rizzuti
                           ----------------------------------------

                           Joseph Rizzuti, Chairman and COO

                           By: /s/ Antonio Doria
                           ----------------------------------------
                           Antonio Doria, President and CEO

                           By: /s/ Bonnie K. Ludlum
                           ----------------------------------------
                           Bonnie K. Ludlum, Secretary and Director

                           By: /s/ Anne-Marie Ludlum
                           ----------------------------------------
                           Anne-Marie Ludlum, CFO

                           By: /s/ John Samartine
                           ----------------------------------------
                           John Samartine, Director

                           By: /s/ Samuel Sirkis
                           ----------------------------------------
                           Samuel Sirkis, Director

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                       Date

/s/ Joseph Rizzuti                  Chairman and COO            July 16, 2001
-----------------------------
Joseph Rizzuti

/s/ Antonio Doria                   President and CEO           July 16, 2001
----------------------------
Antonio Doria

/s/ Bonnie K. Ludlum                Secretary and Director      July 16, 2001
-----------------------------
Bonnie K. Ludlum

/s/ Anne-Marie Ludlum               CFO                         July 16, 2001
-----------------------------
Anne-Marie Ludlum

/s/ John Samartine                  Director                    July 16, 2001
-----------------------------
John Samartine

/s/ Samuel Sirkis                   Director                    July 16, 2001
-----------------------------
Samuel Sirkis