Form 10QSB
period 2001-06-30
CLEMENTS GOLDEN PHOENIX ENTERPRISES INC
filed 2001-08-20
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2001
Commission file no.:  0-27137

                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                             65-0509296
------------------------------------                   ------------------------
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                              Identification No.)

3135 S.W. Mapp Road
P.O. Box 268, Palm City, FL                                    34991
------------------------------------------             ------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (561) 287-5958

Securities to be registered under Section 12(b) of the Act:

  Title of each class                             Name of each exchange
                                                  on which registered
      None                                               None
-----------------------------                   -----------------------------

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

                    Yes    X        No
                           --         ---

     As of June 30, 2001, there were 7,314,241 shares of voting stock of the registrant issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS


CLEMENTS GOLDEN PHOENIX
ENTERPRISES, INC. AND SUBSIDIARY


FINANCIAL STATEMENTS

JUNE 30, 2001

C O N T E N T S
                                                                        Page


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheet                                                    F-1

         Statements of Operations                                         F-2

         Statements of Cash Flows                                         F-3

         Notes to Condensed Consolidated Financial Statements             F-4

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2001

ASSETS
------------------------------------------------------------------------------- ----------------------
CURRENT ASSETS
     Cash and cash equivalents                                                  $           3,796
     Accounts receivable                                                                    3,622
     Inventory                                                                              9,000
     Loans and accrued interest receivable from former officer, net of
         allowance of $121,326                                                                  -
     Prepaid expenses                                                                       7,839
------------------------------------------------------------------------------- ----------------------
         Total current assets                                                              24,257

PROPERTY AND EQUIPMENT, NET                                                                19,894

OTHER ASSETS                                                                                  760
------------------------------------------------------------------------------- ----------------------

         TOTAL ASSETS                                                           $          44,911
------------------------------------------------------------------------------- ----------------------

LIABILITIES AND DEFICIENCY IN ASSETS
------------------------------------------------------------------------------- ----------------------

CURRENT LIABILITIES
     Accounts payable                                                           $         432,489
     Accrued expenses                                                                     173,425
     Accrued interest payable - stockholders                                              335,746
     Convertible notes                                                                    500,000
     Loans payable-shareholders                                                         1,642,926
------------------------------------------------------------------------------- ----------------------
         Total current liabilities
------------------------------------------------------------------------------- ----------------------

DEFICIENCY IN ASSETS
     Common stock, $.001 par value; 12,500,000 shares authorized; 7,214,201,
         shares issued and outstanding                                                      7,214
     Additional paid-in capital                                                         3,571,311
     Accumulated deficit                                                               (6,618,200)
------------------------------------------------------------------------------- ----------------------
         Total deficiency in assets                                                    (3,039,675)
------------------------------------------------------------------------------- ----------------------

         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                             $          44,911
------------------------------------------------------------------------------- ----------------------

                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                                                                Three Months    Three Months
                                                                   Ended            Ended
                                                               June 30, 2001    June 30, 2000
------------------------------------------------------------- --------------- ---------------------
REVENUE                                                          $      7,306    $   104,057

COST OF GOODS SOLD                                                     25,794         85,230
------------------------------------------------------------- --------------- ---------------------

GROSS PROFIT (LOSS)                                           (        18,488)        18,827
------------------------------------------------------------- --------------- ---------------------

OPERATING EXPENSES
     Consulting fees                                                  146,595         83,009
     Market research and development                                        -        211,008
     Professional fees                                                 31,192         21,166
     Salaries                                                          78,312         98,030
     Selling, general and administrative                              113,945         81,156
------------------------------------------------------------- --------------- ---------------------
         Total operating expenses
------------------------------------------------------------- --------------- ---------------------

LOSS BEFORE OTHER INCOME (EXPENSE)                            (       388,532)(      517,745)
------------------------------------------------------------- --------------- ---------------------

OTHER INCOME (EXPENSE)
     Interest income                                                        -          1,756
     Interest expense                                         (        64,266)(       42,203)
------------------------------------------------------------- --------------- ---------------------
         Total other income (expense)                         (        64,266)(       40,447)
------------------------------------------------------------- --------------- ---------------------

NET LOSS                                                      (  $    452,798)(  $   514,881)
------------------------------------------------------------- --------------- ---------------------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                 (  $       0.06)(  $      0.09)
------------------------------------------------------------- --------------- ---------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                       7,214,201      5,452,840
------------------------------------------------------------- --------------- ---------------------

                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                                                                                  Three Months  Three Months
                                                                                     Ended          Ended
                                                                                 June 30, 2001  June 30, 2000
------------------------------------------------------------------------------- --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    ( $  452,798)   ( $ 514,881)
------------------------------------------------------------------------------- --------------- ---------------
    Adjustment to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                    5,898           4,795
       Loss on disposition of transportation equipment                                 4,083               -
       Changes in operating assets and liabilities:
          Accounts receivable                                                          1,878    (    74,867)
          Prepaid consulting fees                                                     48,147    (     9,445)
          Prepaid expenses                                                      (        197)   (       187)
          Inventory                                                                   11,401               -
          Accounts payable                                                           198,327          15,750
          Accrued expenses                                                            67,728    (    22,009)
------------------------------------------------------------------------------- --------------- ---------------
              Total adjustments                                                      337,265    (    85,963)
------------------------------------------------------------------------------- --------------- ---------------
                Net cash used in operating activities                           (    115,533)   (   600,844)
------------------------------------------------------------------------------- --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                   -    (    45,349)
    Proceeds from disposition of transportation equipment                             61,750               -
    Increase in loans and interest receivable from former officer                          -    (    15,375)
------------------------------------------------------------------------------- --------------- ---------------
                Net cash provided by (used in) investing activities                   61,750    (    60,724)
------------------------------------------------------------------------------- --------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                                                     -          33,249
    Principal payments of long-term debt                                        (     52,689)              -
    Proceeds from stockholder loans                                                   45,048               -
    Principal repayments of stockholder loans                                   (     10,555)   (   124,735)
    Accrued interest payable                                                          62,988          36,500
    Proceeds from issuance of common stock                                                 -         516,000
------------------------------------------------------------------------------- --------------- ---------------
                Net cash provided by financing activities                             44,792         461,014
------------------------------------------------------------------------------- --------------- ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (      8,991)   (   200,554)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       12,787         240,451
------------------------------------------------------------------------------- --------------- ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $    3,796      $  39,897
------------------------------------------------------------------------------- --------------- ---------------

Supplemental Disclosure:
------------------------------------------------------------------------------- --------------- ---------------

    Cash paid for interest                                                        $    1,280      $  42,203
------------------------------------------------------------------------------- --------------- ---------------

                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.           ORGANIZATION AND BASIS OF PRESENTATION

Consolidation

The condensed consolidated financial statements include the accounts of Clements Golden Phoenix Enterprises, Inc. and its wholly owned subsidiary, Clements Citrus Sales of Florida, Inc. (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

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

Reclassifications

Certain amounts in the financial statements for the three month period ended June 30, 2000 have been reclassified to conform with the June 30, 2001 financial statement presentation. Such reclassifications had no effect on reported net income.

NOTE 3. GOING CONCERN CONSIDERATIONS

During the fiscal year ended March 31, 2001 and continuing in 2002, the Company experienced, and continues to experience, certain cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. As reflected in the condensed consolidated financial statements, the Company has incurred net losses of approximately $450,000 for the three months ended June 30, 2001, and as of June 30, 2001, the Company's consolidated financial position reflects a working capital deficiency of approximately $3,060,000. Management's plans with regard to these matters encompass the following actions:

Liquidity

1.   Financing from Third Party Sources

In the fiscal year ended March 31, 2002 the Company plans to continue its equity fundraising efforts and is in the process of completing a private placement under which the Company is attempting to raise $2,000,000 in exchange for shares of the Company's common stock.

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


NOTE 4.  LOANS AND ACCRUED INTEREST RECEIVABLE FROM FORMER OFFICER

Loans and accrued interest receivable from former officer is comprised of funds disbursed to or on behalf of a former officer for various personal expenditures. In July 2000, the Company began withholding from the former officer's wages to pay back the loans. The loans bear interest at 8 1/2% per annum. During April 2001, the officer was terminated and management believes there is significant uncertainty regarding recoverability. Accordingly, the loans and related accrued interest have been fully reserved at June 30, 2001.

NOTE 5. CONVERTIBLE NOTES PAYABLE

     At June 30, 2001, convertible notes payable consisted of the following:

o $100,000 note to a stockholder dated March 1, 2000. Interest accrues at a rate of 12% per annum on the unpaid principal balance and is due quarterly. The unpaid principal and accrued interest could be converted into shares of the restricted common stock of the company at the option of the payee on or before March 1, 2001. If not converted, the unpaid principal and accrued interest would be due on March 1, 2001. At June 30, 2001, the note payable has matured and is due on demand.

o $150,000 note to a stockholder dated October 19, 2000. Interest accrues at a rate of 12% per annum on the unpaid principal balance and is due quarterly. The unpaid principal and accrued interest could be converted into shares of the restricted common stock of the company at the option of the payee on or before October 19, 2001. If not converted, the unpaid principal and accrued interest would be due on October 19, 2001.

o $250,000 note dated December 11, 2000 to a stockholder. Interest accrues at a rate of 11% per annum on the unpaid principal balance and was due on April 10, 2001. The unpaid principal and accrued interest may be converted into shares of the restricted common stock of the company at the option of the payee on or before April 10, 2001. If not converted, the unpaid principal and accrued interest would be due on April 10, 2001. However, the Company received an extension of the due date of the principal and accrued interest until October 10, 2001. In connection with this note, the Company issued the note holder 1,250 shares of the Company's restricted common stock and warrants to purchase 6,250 additional shares of the Company's restricted common stock.

NOTE 6. LOANS PAYABLE - STOCKHOLDERS

Certain stockholders have advanced funds to the Company for working capital purposes. These advances are evidenced by promissory notes with stated interest rates of 12% per annum. The principal and accrued interest are payable on demand.

NOTE 7. RELATED PARTIES

During the three months ended June 30, 2001, an officer of the Company advanced approximately $45,000 for working capital, of which approximately $11,000 was repaid prior to June 30, 2001. Additionally, three companies controlled by the officer paid operating expenses of approximately $55,000 on behalf of the Company during the three months ended June 30, 2001, all of which is included in accounts payable at June 30, 2001.

NOTE 8. COMMITMENT

Employment Agreement

On June 26, 2001, the Company entered into an employment agreement with the president of the Company effective July 1, 2001. The agreement is for a period of two years at a salary of $75,000 per year plus certain bonuses based on the Company's revenues. In connection with the agreement, the president received options to purchase 500,000 shares of the Company's common stock, half of which vest on September 28, 2001, with the remaining balance vesting on July 1, 2002.

NOTE 9. SUBSEQUENT EVENTS

Sales Commission Agreements

During July 2001, the Company entered into two sales commission agreements with two companies ("Sales Agents") to sell the Company's product in Asia, Europe and the Middle East. These agreements provide for commissions to the Sales Agents ranging from 5% to 8% based on certain sales volumes.

Litigation

In July 2001, a stockholder with demand notes payable totaling approximately $755,000 in principal and accrued interest (the "Notes") provided the Company with a written request for payment of all amounts outstanding pursuant to the demand provisions of the Notes. At this time, the Company has been unable to repay the Notes. Consequently, the stockholder has filed suit against the Company alleging breach of contract and non-payment of the Notes. The outcome of this action as well as the extent of the Company's liability cannot be determined at this time. The balance of the Notes and the related accrued interest due to the stockholder are recorded as current liabilities on the Company's consolidated balance sheet.

Item 2. Management's Discussion and Analysis

General

     Clements Golden Phoenix Enterprises, Inc., a Florida corporation ("CGPE"), of which Clements Citrus Sales of Florida, Inc., a Florida corporation ("CCSF") is a wholly owned subsidiary (collectively the "Company") relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

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

     In July 2001, Joseph Rizzuti, the Company's current Chairman and Chief Operating Officer converted $250,000 of debt owed to him by the Company to 1,250,000 shares of the Company's restricted common stock. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

     In August 2001, the Company, its subsidiary and Henry T. Clements, the Company's former Chief Executive Officer and a current Director of the Company were named in a complaint filed by Edward M. Sellian alleging nonpayment of $635,000 plus interest allegedly owed to him by CCSF and/or CGPE, and which Henry T. Clements allegedly secured with all or some of the common stock owned by him in the Company. The complaint was filed in the circuit court of the nineteenth judicial district in and for Martin county, Florida. None of the defendants has yet to file an answer to the complaint.

Discussion and Analysis

     The Company is incorporated in the State of Florida. The Company was originally incorporated as Lucid Concepts, Inc. on July 15, 1994. It changed its name to the current name in connection with a share exchange between the Company and CCSF on December 31, 1999 (the "Agreement"). The Company's common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "CGPE". Its executive offices are presently located at 3135 S.W. Mapp

Road, P.O. Box 268, Palm City, FL 34991. Its telephone number is (561) 287-5958 and its facsimile number is (561) 287-9776.

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

     The Company was still in the development stage until December 1999 when the Share Exchange took place between CCSF and the Company and is still emerging from that stage. The Company has only recently begun shipping its citrus products to China. For the three (3) months ended June 30, 2001, the Company generated revenues in the amount of $7,306 from the sale of fruit and juice. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

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

Results of  Operations  -For the Three Months  Ending June 30, 2001 and June 30,
2000

Financial Condition, Capital Resources and Liquidity

     For the quarter ended June 30, 2001 and June 30, 2000, the Company recorded $7,306 revenues and revenues in the amount of $104,057 respectively. The reason for the $96,751 decrease in revenues is because the Company had limited sales in this quarter.

     For the quarter ended June 30, 2001 and June 30, 2000, the Company had salary expenses of $78,312 and $98,030.

     For the quarter ended June 30, 2001 and June 30, 2000, the Company had selling, general and administrative expenses of $113,945 and $81,156 respectively. The reason for the $32,789 increase in selling, general and administrative expenses is because the Company is no longer recognizing market research and development costs as a separate line item and those expenses are therefore lumped in with selling, general and administrative expenses.

     For the quarter ended June 30, 2001 and June 30, 2000, the Company paid consulting fees in the amount of $146,595 and $83,009 respectively. This increase of $63,586 was due primarily to increased participation in trade shows.

     For the quarter ended June 30, 2001 and the quarter ended June 30, 2000, the Company had total operating expenses of $370,044 and $494,369 respectively.

Net Losses

     For the quarter ended June 30, 2001 and the quarter ended June 30, 2000, the Company reported a net loss from operations of $452,798 and $514,881 respectively.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

     At June 30, 2001, the Company employed four (4) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

PART II

Item 1. Legal Proceedings.

     In August 2001, the Company, its subsidiary and Henry T. Clements, the Company's former Chief Executive Officer and a current Director of the Company were named in a complaint filed by Edward M. Sellian alleging nonpayment of $635,000 plus interest allegedly owed to him by CCSF and/or CGPE, and which Henry T. Clements allegedly secured with all or some of the common stock owned by him in the Company. The complaint was filed in the circuit court of the nineteenth judicial district in and for Martin county, Florida. None of the defendants has yet to file an answer to the complaint.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
------------------------------------------------------------------
3.(i).1  [1]      Articles of Incorporation of The Silk Road Renaissance Company filed July 5, 1994.

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

4.2      [4]      Convertible Note between the Company and Ranger Cranberry Company, LLC dated
                  January 13, 2000.

4.3      [4]      Convertible Note between the Company and Philip Taurisano dated March 1, 2000.

4.4      [6]      Promissory Note by the Company in favor of Bonnie K. Ludlum dated September
                  28, 2000.

4.5      [9]      Convertible Note by the Company in favor of Philip Taurisano dated October 19,
                  2000.

4.6      [10]     Convertible Note by the Company in favor of James E. Groat dated December 11,
                  2000.

4.7      [10]     Private Placement Memorandum dated June 18, 2001.

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

10.11    [9]      Amendment to Employment Agreement between the Company and Samuel P. Sirkis.

10.12    [9]      Warrant to purchase 800,000 shares of the Company's Common Stock in favor of
                  Samuel P. Sirkis dated February 1, 2001.

10.13    [9]      Warrant to purchase 100,000 shares of the Company's Common
                  Stock in favor of Condor Consulting, LLC dated September 15,
                  2000.

10.14    [9]      Promissory Note by the Company in favor of Donald H. Sturm in the principal amount of $100,000 dated February 7, 2001.

10.15    [10]     Import Agency Contract between Clements Citrus Sales of Florida, Inc. and Golden
                  Wing Mau Enterprise Development Co. Ltd.

10.16     *       Agreement between J. R. Ruzzuti and Antonio Doria dated June 29, 2001.

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

16.4     [8]      Letter from Joan R. Staley, CPA, P.A.

99.1     [3]      Board Resolution dated April 18, 2000 authorizing change in fiscal year of the
                  Company to March 31.

99.2     [3]      Board Resolution dated April 18, 2000 authorizing change in fiscal year of Clements
                  Citrus Sales of Florida, Inc. to March 31.
--------------------

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

[10] Previously  filed with the Company's Annual Report on Form 10KSB filed July
     16, 2001.

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

                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
                                  (Registrant)


Date August 20, 2001     By: /s/ Joseph Rizzuti
                         -----------------------------------------------
                         Joseph Rizzuti, Chairman and COO

                         By: /s/ Antonio Doria
                         -----------------------------------------------
                         Antonio Doria, President and CEO

                         By: /s/ Bonnie K. Ludlum
                         -----------------------------------------------
                         Bonnie K. Ludlum, Secretary and Director

                         By: /s/ Anne-Marie Ludlum
                         -----------------------------------------------
                         Anne-Marie Ludlum, CFO

                         By: /s/ John Samartine
                         -----------------------------------------------
                         John Samartine, Director

                         By: /s/ Samuel Sirkis
                         -----------------------------------------------
                         Samuel Sirkis, Director