Form 10QSB
period 2001-09-30
CLEMENTS GOLDEN PHOENIX ENTERPRISES INC
filed 2001-11-19
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2001
Commission file no.:  0-27137

                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                               65-0509296
------------------------------------                     ---------------------
(State or other jurisdiction of                           (I.R.S.Employer
incorporation or organization)                            Identification No.)

3135 S.W. Mapp Road
P.O. Box 268, Palm City, FL                                       34991
-------------------------------------                   ----------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number: (561) 287-5958

Securities to be registered under Section 12(b) of the Act:

   Title of each class                               Name of each exchange
                                                      on which registered
       None                                                  None
-------------------------                           ------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
                    -----------------------------------------
                                (Title of class)

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

     As of November 14, 2001, there were 9,714,241 shares of voting stock of the registrant issued and outstanding.

Part I - FINANCIAL INFORMATION


Item 1.           FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis

General

     Clements Golden Phoenix Enterprises, Inc., a Florida corporation ("CGPE"), of which GlobeFruits, Inc. f/k/a Clements Citrus Sales of Florida, Inc., a Florida corporation ("GF") is a wholly owned subsidiary (collectively the "Company") relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

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

     In July, the Company's directors, pursuant to the Company's Bylaws, increased the number of directors on the board of directors by one (1). They appointed Antonio Doria to fill the vacancy until the next annual meeting of the shareholders.

     In July 2001, Joseph Rizzuti, the Company's current Chairman and Chief Operating Officer converted $250,000 of debt owed to him by the Company to 1,250,000 shares of the Company's restricted common stock. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

     In July 2001, the Company issued warrants to purchase 250,000, 250,000 and 250,000 shares of the Company's restricted common stock at a price of $0.25 per share vesting July 24, 2001, September 28, 2001 and July 1, 2002 to Antonio Doria, the Company's former President and Chief Executive Officer. The warrants have no expiration date. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

     In July 2001, the Company entered into an agreement with Trade Link Group, Inc. ("TGI"), whereby TGI would serve as the Company's non-exclusive distributor in Saudi Arabia and Jordan. The initial trial period is until December 2001. TGI is to receive a five percent (5%) commission on all sales.

     In August 2001, the Company, its subsidiary and Henry T. Clements, the Company's former Chief Executive Officer and a current Director of the Company were named in a complaint filed by Edward M. Sellian alleging nonpayment of $635,000 plus interest allegedly owed to him by GF and/or CGPE, and which Henry
T. Clements allegedly secured with all or some of the common stock owned by him in the Company. The complaint was filed in the circuit court of the nineteenth judicial district in and for Martin county, Florida. Since that time, the Company has filed its answer and affirmative defenses and Henry T. Clements has filed his answer, affirmative defenses, a cross claim against the Company for fraudulent misrepresentation and common law indemnity and a demand for jury trial. The Company has since answered the cross claim and asserted its defenses.

     In September 2001, Joseph Rizzuti, the Company's current Chairman and Chief Operating Officer loaned the Company $50,000, payable on demand. The note bears interest at a rate of ten percent (10%) per annum and is convertible, in the lender's sole discretion, to shares of the Company's restricted common stock at a price of $0.20 per share. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

     In October 2001, the Company's wholly owned subsidiary changed its name from Clements Citrus Sales of Florida, Inc. to GlobeFruits, Inc.

     In October 2001, Anne-Marie Ludlum resigned as the Company's Chief Financial Officer, Antonio Doria resigned as the Company's President, Chief Executive Officer and as a Director, Marvin Burstein resigned as the Company's Chief Financial Officer and Samuel P. Sirkis resigned as a Director. None furnished the Registrant with a letter requesting that any matter be disclosed.

     In November 2001, the Company entered into a contract with Paradise Water and Juice Co., Inc. ("Paradise"), whereby the Company will act as the exclusive supplier of Paradise for bottled water, flavored bottled water, fruit juices and dried fruits. The term of the contract is for a period of three (3) years. Paradise is to be paid a commission equal to ten percent (10%) of the gross proceeds of all sales under the contract.

Discussion and Analysis

     The Company is incorporated in the State of Florida. The Company was originally incorporated as Lucid Concepts, Inc. on July 15, 1994. It changed its name to the current name in connection with a share exchange between the Company and GF on December 31, 1999 (the "Agreement"). The Company's common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "CGPE". Its executive offices are presently located at 3135 S.W. Mapp Road, P.O. Box 268, Palm City, FL 34991. Its telephone number is (561) 287-5958 and its facsimile number is (561) 287- 9776.

     The Company was formed with the contemplated purpose to manufacture and market imported products from China in the United States and elsewhere. The business concept and plan was based upon information obtained by the incorporator several years before while working in China. The incorporator was unable to obtain the cooperation and assistance of the Chinese and investors to implement the proposed plan. After development of a business plan and efforts to develop the business failed, all such efforts were abandoned. In December 1999, at the time it acquired GF as a wholly-owned subsidiary, its purpose changed to GF's initial purpose of citrus exportation.

     The Company was still in the development stage until December 1999 when the Share Exchange took place between GF and the Company and is still emerging from that stage. The Company has only recently begun shipping its citrus products to China. For the three (3) months ended September 30, 2001, the Company generated revenues in the amount of $6,957 from the sale of fruit and juice. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

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

Results of Operations -For the Three Months Ending September 30, 2001 and September 30, 2000 and the Six Months ended September 30, 2001 and September 30, 2000

Financial Condition, Capital Resources and Liquidity

     For the quarter ended September 30, 2001 and September 30, 2000, the Company recorded $6,957 revenues and revenues in the amount of $0 respectively.

     For the six (6) months ended September 30, 2001 and September 30, 2000, the Company recorded revenues in the amount of $23,263 and $104,057 respectively. The reason for the decrease in revenues is a decrease in sales activities.

     For the quarter ended September 30, 2001 and September 30, 2000, the Company had salary expenses of $19,058 and $95,628. The reason for the decrease is a scale back in operations.

     For the six (6) months ended September 30, 2001 and September 30, 2000, the Company had salary expenses of $138,370 and $193,658.

     For the quarter ended September 30, 2001, the Company had selling, general and administrative expenses of $14,867. For the six (6) months ended September 30, 2001, the Company had selling, general and administrative expenses in the approximate amount of $166,856.

     For the quarter ended September 30, 2001 and September 30, 2000, the Company paid consulting fees in the amount of $8,000 and $341,217 respectively. This decrease of $333,217 was due primarily to decreased participation in trade shows.

     For the six (6) months ended September 30, 2001 and September 30, 2000, the
Company   paid   consulting   fees  in  the  amount  of  $154,595  and  $424,226
respectively.

     For the quarter ended September 30, 2001 and the quarter ended September 30, 2000, the Company had total operating expenses of $45,083 and $684,195 respectively.

     For the six (6) months ended September 30, 2001 and September 30, 2000, the Company had total operating expenses in the approximate amount of $508,161 and $1,220,767 respectively. The reason for the decrease of $712,606, was because the Company scaled back its operations.

Net Losses

     For the quarter ended September 30, 2001 and the quarter ended September 30, 2000, the Company reported a net loss from operations of $59,702 and $776,346 respectively.

     For the six (6) months ended September 30, 2001 and the six (6) months ended September 30, 2000, the Company reported a net loss from operations in the amount of $646,954 and approximately $1,291,227.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

     At September 30, 2001, the Company employed four (4) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

PART II

Item 1. Legal Proceedings.

     In August 2001, the Company, its subsidiary and Henry T. Clements, the Company's former Chief Executive Officer and a current Director of the Company were named in a complaint filed by Edward M. Sellian alleging nonpayment of $635,000 plus interest allegedly owed to him by GF and/or CGPE, and which Henry
T. Clements allegedly secured with all or some of the common stock owned by him in the Company. The complaint was filed in the circuit court of the nineteenth judicial district in and for Martin county, Florida. Since that time, the Company has filed its answer and affirmative defenses and Henry T. Clements has filed his answer, affirmative defenses, a cross claim against the Company for fraudulent misrepresentation and common law indemnity and a demand for jury trial. The Company has since answered the cross claim and asserted its defenses.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending September 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
--------------------------------------------------------------
3.(i).1  [1]      Articles of Incorporation of The Silk Road Renaissance Company filed July 5, 1994.

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

4.4      [6]      Promissory Note by the Company in favor of Bonnie K. Ludlum dated September 28,
                  2000.

4.5      [9]      Convertible Note by the Company in favor of Philip Taurisano dated October 19,
                  2000.

4.6      [10]     Convertible Note by the Company in favor of James E. Groat dated December 11,
                  2000.

4.7      [10]     Private Placement Memorandum dated June 18, 2001.

4.8      *        Convertible Note in favor of Joseph Rizzuti dated September 30, 2001.

4.9      *        Warrant in favor of Antonio Doria dated July 24, 2001.

4.10     *        Warrant in favor of Antonio Doria dated September 28, 2001.

4.11     *        Warrant in favor of Antonio Doria dated July 1, 2002.

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

10.12    [9]      Warrant to purchase 800,000 shares of the Company's Common Stock in favor of
                  Samuel P. Sirkis dated February 1, 2001.

10.13    [9]      Warrant to purchase 100,000 shares of the Company's Common Stock in favor of
                  Condor Consulting, LLC dated September 15, 2000.

10.14    [9]      Promissory Note by the Company in favor of Donald H. Sturm in the principal amount of $100,000 dated February 7, 2001.

10.15    [10]     Import Agency Contract between Clements Citrus Sales of Florida, Inc. and Golden
                  Wing Mau Enterprise Development Co. Ltd.

10.16    [11]     Agreement between J. R. Ruzzuti and Antonio Doria dated June 29, 2001.

10.17    *        Letter agreement between the Company and Trade Link Group, Inc. dated July 19,
                  2001.

10.18    *        Supply agreement between the Company and Paradise Water and Juice Co., Inc.
                  dated November 7, 2001.

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

[7] Previously filed with the Company's Current Report on Form 8-K filed December 26, 2000.

[8] Previously filed with the Company's Current Report on Form 8-KA filed February 15, 2001.

[9] Previously filed with the Company's Quarterly Report on Form 10QSB filed February 20, 2001.

[10] Previously  filed with the Company's Annual Report on Form 10KSB filed July
     16, 2001.

[11] Previously  filed with the Company's  Quarterly  Report on Form 10QSB filed
     August 20, 2001.

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

                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
                                  (Registrant)


Date November 19, 2001   By: /s/ Joseph Rizzuti
                         ------------------------------------------------
                         Joseph Rizzuti, Chairman and COO

                         By: /s/ Bonnie K. Ludlum
                         ------------------------------------------------
                         Bonnie K. Ludlum, Secretary and Director

                         By: /s/ John Samartine
                         ------------------------------------------------
                         John Samartine, Director

                         By: /s/ James Groat
                         ------------------------------------------------
                         James Groat, Director