Form 10QSB/A
period 2001-09-30
CLEMENTS GOLDEN PHOENIX ENTERPRISES INC
filed 2001-11-23
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Amendment 1
                                       to
                                   Form 10-QSB

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

Part I - FINANCIAL INFORMATION


Item 1.           FINANCIAL STATEMENTS


                             CLEMENTS GOLDEN PHOENIX
                        ENTERPRISES, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

C O N T E N T S
                                                                            Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet                                                       F-1

         Statements of Operations                                            F-2

         Statements of Cash Flows                                            F-3

         Notes to Condensed Consolidated Financial Statements                F-4

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2001


ASSETS
================================================================================
CURRENT ASSETS
Cash and cash equivalents                                                 $3,184
Accounts receivable                                                        2,191
Loans and accrued interest receivable from former
         officer, net of allowance of $121,326                                 -
 Prepaid expenses                                                         11,515
--------------------------------------------------------------------------------
     Total current assets                                                 16,890

PROPERTY AND EQUIPMENT, NET                                               18,438

OTHER ASSETS                                                               760
--------------------------------------------------------------------------------

TOTAL ASSETS                                                             $36,088
================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS
================================================================================

CURRENT LIABILITIES
Accounts payable                                                        $474,270
Accrued expenses                                                         187,271
Accrued interest payable - stockholders                                  392,029
Convertible notes                                                        500,000
Loans payable-shareholders                                             1,216,348
     Total current liabilities                                         2,769,918
--------------------------------------------------------------------------------

DEFICIENCY IN ASSETS
Common stock, $.001 par value; 12,500,000 shares authorized;
  9,714,201, shares issued and outstanding                                 9,714
Additional paid-in capital                                             4,068,811
Accumulated deficit                                                   (6,812,355)
     Total deficiency in assets                                       (2,733,830)
--------------------------------------------------------------------------------
     TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                          $36,088
================================================================================


                             See accompanying notes

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


                                                             Three Months Ended                    Six Months Ended
                                                                September 30,                        September 30,
                                                        ----------------------------------------------------------------

                                                           2001              2000               2001              2000
==============================================================================================================================
REVENUE                                                     $15,957        $         -           $23,263           $104,057

COST OF GOODS SOLD                                           14,633             93,853            40,427            179,083
---------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                                           1,324            (93,853)          (17,164)           (75,026)
---------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Consulting fees                                            7,999            341,217           154,594            424,226
   Market research and development                                -            108,148                 -            319,156
   Professional fees                                         17,148             19,581            48,340             40,747
   Salaries                                                  60,058             95,628           138,370            193,658
   Selling, general and administrative                       52,911             75,952           166,856            157,108
     Total operating expenses                               138,116            640,526           508,160          1,134,895
---------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSE)                        (136,792)          (734,379)         (525,324)        (1,209,921)
---------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Interest income                                              2              1,702                 2              4,566
     Interest expense                                       (57,365)           (43,669)         (121,631)           (85,872)
---------------------------------------------------------------------------------------------------------------------------
     Total other income (expense)                           (57,363)           (41,967)         (121,629)           (81,306)
---------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                  ($194,155)         ($776,346)        ($646,953)       ($1,291,227)
===========================================================================================================================
NET LOSS PER COMMON SHARE - BASIC AND
 DILUTED                                                     ($0.02)            ($0.13)           ($0.08)            ($0.23)
---------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                              8,668,005          5,765,669         7,949,091          5,609,254
===========================================================================================================================




                            See accompanying notes.

            CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                    Six Months         Six Months
                                                                    Ended               Ended
                                                                September 30, 2001     September 30, 2000
========================================================== ====================== ======================
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           ($646,953)           ($1,291,227)
---------------------------------------------------------- ---------------------- ----------------------
Adjustment to reconcile net loss to net cash used in
       operating activities:
                                                                            7,353                  9,590
Depreciation                                                                4,083
Loss on disposition of transportation equipment
Changes in operating assets and liabilities:                                3,309                (29,507)
 Account receivable                                                        20,401                 27,753
 Inventory                                                                      -                (13,831)
 Note receivable                                                                -                 (3,314)
 Interest receivable                                                       (3,872)                  (187)
 Prepaid expenses                                                          48,147                 83,041
 Prepaid consulting fees                                                  240,108               (32,310)
 Accounts payable                                                          81,574               (12,634)
 Accrued expenses                                                         401,103                 28,601
   Total adjustments                                                     (245,850)            (1,262,626)
       Net cash used in operating activities
---------------------------------------------------------- ---------------------- ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        -               (45,349)
    Proceeds from disposition of transportation equipment                  61,750                      -
---------------------------------------------------------- ---------------------- ----------------------
Net cash provided by (used in) investing activities                        61,750               (45,349)
---------------------------------------------------------- ---------------------- ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                                          -                 26,461
    Principal payments of long-term debt                                  (52,689)                     -
    Proceeds from convertible notes payable                                     -                100,000
    Proceeds from stockholder loans                                       118,470                      -
    Principal repayments of stockholder loans                             (10,555)                25,863
    Accrued interest payable                                              119,271                 78,060
    Proceeds from issuance of common stock                                      -                840,000
  Net cash provided by financing activities                               174,497              1,070,384

---------------------------------------------------------- ---------------------- ----------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (9,603)              (237,591)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            12,787                240,451
---------------------------------------------------------- ---------------------- ----------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $3,184                 $2,860
========================================================== ====================== ======================

Supplemental Disclosure:
---------------------------------------------------------- ---------------------- ----------------------
Cash paid for interest                                                     $2,360                 $7,812
========================================================== ====================== ======================


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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.


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

Reclassifications

Certain amounts in the financial statements for the three and six month periods ended September 30, 2000 have been reclassified to conform with the September 30, 2001 financial statement presentation. Such reclassifications had no effect on reported net income.


NOTE 3. GOING CONCERN CONSIDERATIONS

During the fiscal year ended March 31, 2001 and continuing in 2002, the Company experienced, and continues to experience, certain cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. As reflected in the condensed consolidated financial statements, the Company has incurred net losses of approximately $194,155 and $646,953 for the three and six months ended September 30, 2001 and 2000, respectively, and as of September 30, 2001, the Company's consolidated financial position reflects a working capital deficiency of approximately $2,753,000. Management's plans with regard to these matters encompass the following actions:

Liquidity

Financing from Third Party Sources

In the fiscal year ended March 31, 2002 the Company plans to continue its equity fundraising efforts and is in the process of completing a private placement under which the Company is attempting to raise $3,000,000 in exchange for shares of the Company's common stock.

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

Profitability

1.   Business Plan

The Company has formulated, and is in the process of implementing, a strategic plan focussed on business development in terms of increased revenues and reduced operating expenses. The key elements of the plan include the following:

* Focus operations globally as opposed to limiting the Company's markets to the Asian territories

* Implement a distribution strategy utilizing strategic alliances with major global food companies in addition to existing distributors

* Shift marketing and market research expenses burden from the Company to local distributors

2.   Improvement in Operational Costs

Management continues its efforts to manage costs and operating expenses, so as to improve gross margins and profitability.

NOTE 4. LOANS AND ACCRUED INTEREST RECEIVABLE FROM FORMER OFFICER

Loans and accrued interest receivable from former officer is comprised of funds disbursed to or on behalf of a former officer for various personal expenditures. In July 2000, the Company began withholding from the former officer's wages to pay back the loans. The loans bear interest at 8 1/2% per annum. During April 2001, the officer was terminated and management believes there is significant uncertainty regarding recoverability. Accordingly, the loans and related accrued interest have been fully reserved at September 30, 2001.

NOTE 5. CONVERTIBLE NOTES PAYABLE

At September 30, 2001, convertible notes payable consisted of the following:

* $100,000 note to a stockholder dated March 1, 2000. Interest accrues at a rate of 12% per annum on the unpaid principal balance and is due quarterly. The unpaid principal and accrued interest could be converted into shares of the restricted common stock of the company at the option of the payee on or before March 1, 2001. If not converted, the unpaid principal and accrued interest would be due on March 1, 2001. The note has matured and is due on demand.

* $150,000 note to a stockholder dated October 19, 2000. Interest accrues at a rate of 12% per annum on the unpaid principal balance and is due quarterly. The unpaid principal and accrued interest could be converted into shares of the restricted common stock of the company at the option of the payee on or before October 19, 2001. If not converted, the unpaid principal and accrued interest would be due on October 19, 2001. The note has matured and is due on demand.

* $250,000 note to a stockholder dated December 11, 2000. Interest accrues at a rate of 11% per annum on the unpaid principal balance and was due on April 10, 2001. The unpaid principal and accrued interest may be converted into shares of the restricted common stock of the company at the option of the payee on or before April 10, 2001. As the note was not converted, the unpaid principal and accrued interest was due on April 10, 2001. However, the Company received an extension of the due date of the principal and accrued interest until October 10, 2001. In connection with this note, the Company issued the note holder 1,250 shares of the Company's restricted common stock and warrants to purchase 6,250 additional shares of the Company's restricted common stock. The note has matured and is due on demand.

NOTE 6. LOANS PAYABLE - STOCKHOLDERS

Certain stockholders have advanced funds to the Company for working capital purposes. These advances are evidenced by promissory notes with stated interest rates of 12% per annum. The principal and accrued interest are payable on demand.

During the three months ended September 30, 2001, loans payable aggregating $500,000 were converted into 2,500,000 shares of restricted common stock.

NOTE 7. RELATED PARTIES

During the six months ended September 30, 2001, an officer of the Company advanced approximately $74,000 for working capital, of which approximately $15,000 was repaid prior to September 30, 2001. Additionally, three companies controlled by the officer paid operating expenses of approximately $58,000 on behalf of the Company during the six months ended September 30, 2001, of which approximately $11,000 was repaid prior to September 30, 2001 and the remainder is included in accounts payable at September 30, 2001.

NOTE 8. COMMITMENT AND CONTINGENCY

Employment Agreement

On September 26, 2001, the Company entered into an employment agreement with the president of the Company effective July 1, 2001. The agreement is for a period of two years at a salary of $75,000 per year plus certain bonuses based on the Company's revenues. In connection with the agreement, the president received options to purchase 500,000 shares of the Company's common stock, half of which vest on September 28, 2001, with the remaining balance vesting on July 1, 2002. The employee resigned in October 2001.

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

4.4      [6]      Promissory Note by the Company in favor of Bonnie K. Ludlum dated September 28,
                  2000.

4.5      [9]      Convertible Note by the Company in favor of Philip Taurisano dated October 19,
                  2000.

4.6      [10]     Convertible Note by the Company in favor of James E. Groat dated December 11,
                  2000.

4.7      [10]     Private Placement Memorandum dated June 18, 2001.

4.8      [12]     Convertible Note in favor of Joseph Rizzuti dated September 30, 2001.

4.9      [12]     Warrant in favor of Antonio Doria dated July 24, 2001.

4.10     [12]     Warrant in favor of Antonio Doria dated September 28, 2001.

4.11     [12]     Warrant in favor of Antonio Doria dated July 1, 2002.

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

10.13    [9]      Warrant to purchase 100,000 shares of the Company's Common Stock in favor of
                  Condor Consulting, LLC dated September 15, 2000.

10.14    [9]      Promissory Note by the Company in favor of Donald H. Sturm in the principal amount of $100,000 dated February 7, 2001.

10.15    [10]     Import Agency Contract between Clements Citrus Sales of Florida, Inc. and Golden
                  Wing Mau Enterprise Development Co. Ltd.

10.16    [11]     Agreement between J. R. Ruzzuti and Antonio Doria dated June 29, 2001.

10.17    [12]     Letter agreement between the Company and Trade Link Group, Inc. dated July 19,
                  2001.

10.18    [12]     Supply agreement between the Company and Paradise Water and Juice Co., Inc.
                  dated November 7, 2001.

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

[8] Previously filed with the Company's Current Report on Form 8-KA filed February 15, 2001.

[9] Previously filed with the Company's Quarterly Report on Form 10QSB filed February 20, 2001.

[10] Previously  filed with the Company's Annual Report on Form 10KSB filed July
     16, 2001.

[11] Previously  filed with the Company's  Quarterly  Report on Form 10QSB filed
     August 20, 2001.

[12] Previously  filed with the Company's  Quarterly  Report on Form 10QSB filed
     November 19, 2001.

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

                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
                                  (Registrant)


Date November 21, 2001   By: /s/ Joseph Rizzuti
                         ------------------------------------------------
                         Joseph Rizzuti, Chairman and COO

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