Form 10QSB
period 2001-12-31
CLEMENTS GOLDEN PHOENIX ENTERPRISES INC
filed 2002-02-21
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2001
Commission file no.:  0-27137

                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                              65-0509296
------------------------------------                     ----------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                              Identification No.)

3135 S.W. Mapp Road
P.O. Box 268, Palm City, FL                                     34991
------------------------------------------               ----------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (561) 287-5958

Securities to be registered under Section 12(b) of the Act:

 Title of each class                                Name of each exchange
                                                     on which registered
     None                                                  None
-----------------------                           -----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

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

     As of December 31, 2001, there were 9,714,241 shares of voting stock of the registrant issued and outstanding.

Part I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS



                            CLEMENTS GOLDEN PHOENIX
                        ENTERPRISES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

                                C O N T E N T S
                                                                         Page
-------------------------------------------------------------------     ------

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet                                                    F-1

         Statements of Operations                                         F-2

         Statements of Cash Flows                                         F-3

         Notes to Condensed Consolidated Financial Statements             F-4

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2001

ASSETS
------------------------------------------------------------------------------- ------------------------
CURRENT ASSETS
     Cash and cash equivalents                                                    $             466
     Accounts receivable                                                                    110,404
     Loans and accrued interest receivable from former officer, net of
         allowance of $121,326                                                                    -
     Prepaid expenses                                                                        25,293
------------------------------------------------------------------------------- ------------------------
         Total current assets                                                               136,163

PROPERTY AND EQUIPMENT, NET                                                                  17,102

OTHER ASSETS                                                                                    573
------------------------------------------------------------------------------- ------------------------

         TOTAL ASSETS                                                             $         153,838
------------------------------------------------------------------------------- ------------------------

LIABILITIES AND DEFICIENCY IN ASSETS
------------------------------------------------------------------------------- ------------------------

CURRENT LIABILITIES
     Accounts payable                                                             $         602,605
     Accrued expenses                                                                       231,077
     Accrued interest payable - stockholders                                                288,169
     Convertible notes payable                                                              500,000
     Loans payable-stockholders                                                             671,248
------------------------------------------------------------------------------- ------------------------
         Total current liabilities                                                        2,293,099
------------------------------------------------------------------------------- ------------------------

DEFICIENCY IN ASSETS
     Common stock, $.001 par value; 12,500,000 shares authorized; 9,714,201
         shares issued and outstanding                                                        9,714
     Additional paid-in capital                                                           4,852,364
     Accumulated deficit                                                        (         7,001,339)
------------------------------------------------------------------------------- ------------------------
         Total deficiency in assets                                             (         2,139,261)
------------------------------------------------------------------------------- ------------------------

         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                               $        153,838
------------------------------------------------------------------------------- ------------------------

                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
-----------------------------------------------------------------------------------------------------------------------------------

                                                       Three Months Ended                 Nine Months Ended
                                                          December 31,                      December 31,
                                              --------------------------------- --------------------------------------
                                                     2001              2000            2001              2000
--------------------------------------------- --------------------------------- --------------------------------------
REVENUE                                         $   109,658       $      89,424   $   132,921       $     193,481

COST OF GOODS SOLD                                    92,454             72,575        132,465            203,815
--------------------------------------------- --------------------------------- --------------------------------------

GROSS PROFIT (LOSS)                                   17,204             16,849            456    (        10,334)
--------------------------------------------- --------------------------------- --------------------------------------

OPERATING EXPENSES
   Consulting fees                                    49,000             91,664        203,595            515,890
   Market research and development                         -            198,341              -            517,497
   Professional fees                                  13,484             33,332         59,325             74,079
   Salaries                                           47,635             84,173        186,005            277,831
   Selling, general and administrative                41,378            229,044        209,485            433,995
--------------------------------------------- --------------------------------- --------------------------------------
     Total operating expenses                        151,497            636,554        658,410          1,819,292
--------------------------------------------- --------------------------------- --------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSE)            (      134,293)   (       619,705)(      657,954)   (     1,829,292)
--------------------------------------------- --------------------------------- --------------------------------------

OTHER INCOME (EXPENSE)
     Interest income                                       2              2,041              6              6,607
     Interest expense                         (       54,693)   (        49,609)(      177,989)   (       135,481)
--------------------------------------------- --------------------------------- --------------------------------------
     Total other income (expense)             (       54,691)   (        47,568)(      177,983)   (       128,874)
--------------------------------------------- --------------------------------- --------------------------------------

NET LOSS                                      ( $    188,984)   ( $     667,273)( $    835,937)   ( $   1,958,500)
--------------------------------------------- --------------------------------- --------------------------------------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED ( $       0.02)   ( $        0.02)( $       0.10)   ( $        0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      9,714,201          5,558,823      8,541,756          5,016,441
--------------------------------------------- --------------------------------- --------------------------------------

                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
---------------------------------------------------------------------------------------------------------------------------

                                                                                     Nine Months           Nine Months
                                                                                        Ended                 Ended
                                                                                  December 31, 2001     December 31, 2000
------------------------------------------------------------------------------- --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    ( $      835,937)     ( $    1,958,500)
------------------------------------------------------------------------------- --------------------- ---------------------
    Adjustment to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                                                       8,690                14,466
       Bad debts                                                                               -                29,507
       Common stock issued for services                                                        -                23,346
       Loss on disposition of transportation equipment                                     4,083                     -
       Changes in operating assets and liabilities:
          Account receivable                                                    (        104,904)     (         57,501)
          Interest receivable                                                                  -      (          5,043)
          Prepaid consulting fees                                                         48,147               103,000
          Inventory                                                                       20,401                 1,317
          Prepaid expenses                                                      (         17,650)                    -
          Accounts payable - trade                                                       368,443                62,959
          Accounts payable - related party                                                     -                40,000
          Accrued expenses                                                               125,380                16,553
          Accrued interest payable                                                       173,963               118,408
------------------------------------------------------------------------------- --------------------- ---------------------
              Total adjustments                                                 (        626,553)              347,012
------------------------------------------------------------------------------- --------------------- ---------------------
                Net cash used in operating activities                           (        209,384)     (      1,611,488)
------------------------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                       -      (         46,942)
    Proceeds from disposition of transportation equipment                                 61,750                     -
    Other assets                                                                             186                19,080
------------------------------------------------------------------------------- --------------------- ---------------------
                Net cash provided by (used in) investing activities                       61,936      (         27,862 )
------------------------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans to former officer                                                                    -      (         26,887)
    Proceeds from convertible notes payable                                                    -               442,812
    Proceeds from subscription deposit, net                                                    -               196,900
    Proceeds from long-term borrowings                                                         -                38,229
    Principal payments of long-term debt                                        (         52,689)     (         17,709)
    Proceeds from stockholder loans                                                      210,871                     -
    Principal repayments of stockholder loans                                   (         23,055)     (         28,232)
    Proceeds from issuance of common stock                                                     -               803,278
------------------------------------------------------------------------------- --------------------- ---------------------
                Net cash provided by financing activities                                135,127             1,408,391
------------------------------------------------------------------------------- --------------------- ---------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (         12,321)     (        230,959)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           12,787               240,451
------------------------------------------------------------------------------- --------------------- ---------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $          466        $        9,492
------------------------------------------------------------------------------- --------------------- ---------------------

Supplemental Disclosure:
------------------------------------------------------------------------------- --------------------- ---------------------

    Cash paid for interest                                                        $        4,026        $      133,003
------------------------------------------------------------------------------- --------------------- ---------------------

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
------------------------------------------------------------------------------- --------------------- ---------------------

  Notes payable and accrued interest transferred to additional paid-in capital  ( $      783,552)       $            -
------------------------------------------------------------------------------- --------------------- ---------------------


                             See accompanying notes.

            CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Consolidation

     The condensed consolidated financial statements include the accounts of Clements Golden Phoenix Enterprises, Inc. and its wholly owned subsidiary, Globefruits, Inc. (collectively "the Company"). The wholly owned subsidiary changed its name from Clements Citrus Sales of Florida, Inc. to Globefruits, Inc in October 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.



--------------------------------------------------------------------------------
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

Net Income (Loss) Per Share

     The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options to purchase shares of common stock. Outstanding stock equivalents were not considered as their effect would have been anti-dilutive.

--------------------------------------------------------------------------------
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Reclassifications

     Certain amounts in the financial statements for the three and nine month periods ended December 31, 2000 have been reclassified to conform with the December 31, 2001 financial statement presentation. Such reclassifications had no effect on reported net income.


--------------------------------------------------------------------------------
NOTE 3. GOING CONCERN CONSIDERATIONS
--------------------------------------------------------------------------------

     During the fiscal year ended March 31, 2001 and continuing in 2002, the Company experienced, and continues to experience, certain cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. As reflected in the condensed consolidated financial statements, the Company has incurred net losses of approximately $189,000 and $836,000 for the three and nine months ended December 31, 2001, respectively. In addition, the Company's consolidated financial position reflects a working capital deficiency of approximately $2,150,000 at December 31, 2001. Management's plans with regard to these matters encompass the following actions:

Liquidity

1.   Financing from Third Party Sources

     In the fiscal year ended March 31, 2002 the Company plans to continue its equity fundraising efforts and is in the process of completing a private placement under which the Company is attempting to raise $6,000,000 in exchange for shares of the Company's common stock.

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

--------------------------------------------------------------------------------
NOTE 3. GOING CONCERN CONSIDERATIONS (Continued)
--------------------------------------------------------------------------------

2.   Improvement in Operational Costs

     Management continues its efforts to manage costs and operating expenses, so as to improve gross margins and profitability.


--------------------------------------------------------------------------------
NOTE 4.  LOANS AND ACCRUED INTEREST RECEIVABLE FROM FORMER OFFICER
--------------------------------------------------------------------------------

     Loans and accrued interest receivable from former officer is comprised of funds disbursed to or on behalf of a former officer for various personal expenditures. In July 2000, the Company began withholding from the former officer's wages to pay back the loans. The loans bear interest at 8 1/2% per annum. During April 2001, the officer was terminated and management believes there is significant uncertainty regarding recoverability. Accordingly, the loans and related accrued interest have been fully reserved at December 31, 2001.


--------------------------------------------------------------------------------
NOTE 5.           CONVERTIBLE NOTES PAYABLE
--------------------------------------------------------------------------------

     At December 31, 2001, convertible notes payable consisted of the following:

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

o $250,000 note to a stockholder dated December 11, 2000. Interest accrues at a rate of 11% per annum on the unpaid principal balance and was due on April 10, 2001. The unpaid principal and accrued interest may be converted into shares of the restricted common stock of the company at the option of the payee on or before April 10, 2001. As the note was not converted, the unpaid principal and accrued interest was due on April 10, 2001. However, the Company received an extension of the due date of the principal and accrued interest until October 10, 2001. In connection with this note, the Company issued the note holder 6,250 shares of the Company's restricted common stock and warrants to purchase 6,250 additional shares of the Company's restricted common stock. The note has matured and is due on demand.

--------------------------------------------------------------------------------
NOTE 6.           LOANS PAYABLE - STOCKHOLDERS
--------------------------------------------------------------------------------

     Certain stockholders have advanced funds to the Company for working capital purposes. These advances are evidenced by promissory notes with stated interest rates of 12% per annum. The principal and accrued interest are payable on demand.

     During the nine months ended December 31, 2001, loans payable aggregating $500,000 were converted into 2,500,000 shares of restricted common stock.


--------------------------------------------------------------------------------
NOTE 7.           RELATED PARTIES
--------------------------------------------------------------------------------

     During the nine months ended December 31, 2001, an officer of the Company advanced approximately $133,000 for working capital, of which approximately $15,000 was repaid prior to December 31, 2001. Additionally, three companies controlled by the officer paid operating expenses of approximately $73,000 on behalf of the Company during the nine months ended December 31, 2001, of which approximately $11,000 was repaid prior to December 31, 2001 and the remainder is included in accounts payable at December 31, 2001.


--------------------------------------------------------------------------------
NOTE 8. COMMITMENT AND CONTINGENCY
--------------------------------------------------------------------------------

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

Supplier Agreement

     In November 2001, the Company entered into an agreement with a water and juice distributor to be the exclusive supplier of bottled water, flavored bottled water, fruit juices and dried fruits. The term of the agreement is for a period of three years. The distributor is to be paid a commission equal to 10 percent of the gross proceeds of all sales under the agreement.

Letter of Intent

     During December 2001, the Company entered into a letter of intent agreement to purchase all the tangible and intangible assets of a fruit processing and packaging company and its related marketing company. A closing date has not been set and the purchase price will be determined after the Company performs certain due diligence procedures. There are no time constraints or deadlines with respect to the due diligence period available to the Company.

--------------------------------------------------------------------------------
NOTE 8.           COMMITMENT AND CONTINGENCY (Continued)
--------------------------------------------------------------------------------

Litigation

     In July 2001, a stockholder with demand notes payable (the "Notes") filed a lawsuit against the Company for payment of all amounts outstanding pursuant to the demand provisions of the Notes. During November 2001, the Company settled the lawsuit related to the notes payable and accrued interest for $10,000 and transferred approximately $784,000 to additional paid-in capital.

Item 2. Management's Discussion and Analysis

General

     In October 2001, the Registrant's wholly owned subsidiary changed its name from Clements Citrus Sales of Florida, Inc. to GlobeFruits, Inc. ("GF").

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

     The Company was still in the development stage until December 1999 when the Share Exchange took place between GF and the Company and is still emerging from that stage. The Company has only recently begun shipping its citrus products to China. For the three (3) months ended December 31, 2001, the Company generated revenues in the amount of $109,658 from the sale of fruit and juice. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

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

Results of Operations -For the Three Months Ending December 31, 2001 and December 31, 2000 and the Nine Months ended December 31, 2001 and December 31, 2000

Financial Condition, Capital Resources and Liquidity

     For the quarter ended  December 31, 2001 and December 31, 2000, the Company
recorded   $109,658  revenues  and  revenues  in  the  amount  of  $89,424 respectively.

     For the nine (9) months ended December 31, 2001 and December 31, 2000, the Company recorded revenues in the amount of $132,921 and $193,481 respectively. The reason for the decrease in revenues is a decrease in sales activities.

     For the quarter ended December 31, 2001 and December 31, 2000, the Company had salary expenses of $47,635 and $84,173. The reason for the decrease is a scale back in operations.

     For the nine (9) months ended December 31, 2001 and December 31, 2000, the Company had salary expenses of $186,005 and $277,831.

     For the quarter ended December 31, 2001, the Company had selling, general and administrative expenses of $41,378. For the nine (9) months ended December 31, 2001, the Company had selling, general and administrative expenses in the approximate amount of $209,485.

     For the quarter ended December 31, 2001 and December 31, 2000, the Company paid consulting fees in the amount of $49,000 and $91,664 respectively.
This decrease of $42,664 was due primarily to decreased participation in trade shows.

     For the nine (9) months ended December 31, 2001 and December 31, 2000, the Company paid consulting fees in the amount of $203,595 and $515,890 respectively.

     For the quarter ended December 31, 2001 and the quarter ended December 31, 2000, the Company had total operating expenses of $151,497 and $636,554 respectively.

     For the nine (9) months ended December 31, 2001 and December 31, 2000, the Company had total operating expenses in the approximate amount of $658,410 and $1,819,292 respectively. The reason for the decrease of $1,160,882, was because the Company scaled back its operations.

Net Losses

     For the quarter ended December 31, 2001 and the quarter ended December 31, 2000, the Company reported a net loss from operations of $188,984 and $667,273 respectively.

     For the nine (9) months ended December 31, 2001 and the nine (9) months ended December 31, 2000, the Company reported a net loss from operations in the amount of $835,937 and approximately $1,958,500.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

     At December 31, 2001, the Company employed three (3) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

PART II

Item 1. Legal Proceedings.

     In August 2001, the Company, its subsidiary and Henry T. Clements, the Company's former Chief Executive Officer and a current Director of the Company were named in a complaint filed by Edward M. Sellian alleging nonpayment of $635,000 plus interest allegedly owed to him by GF and/or CGPE, and which Henry
T. Clements allegedly secured with all or some of the common stock owned by him in the Company. The complaint was filed in the circuit court of the nineteenth judicial district in and for Martin county, Florida. Since that time, the lawsuit has been settled by and between all parties and a dismissal with prejudice entered with the Court.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending December 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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




                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
                                  (Registrant)




Date February 19, 2002        By: /s/ Joseph Rizzuti
                              ---------------------------------
                              Joseph Rizzuti, sole officer and director