Form 10KSB
period 2002-03-31
CLEMENTS GOLDEN PHOENIX ENTERPRISES INC
filed 2002-08-14
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2002


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________

Commission File No.:  0-27137

                    Clements Golden Phoenix Enterprises, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

         Florida                                             65-0509296
-----------------------------------             --------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                               Identification No.)

3135 S.W. Mapp Road
P.O. Box 268, Palm City, FL                                   34991
-----------------------------------             --------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number: (561) 287-5958

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class                            Name of each exchange
                                                      on which registered
            None
-----------------------------------            ---------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                    ----------------------------------------
                                (Title of class)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year. $132,921.

     Of the 49,964,241 shares of voting stock of the registrant issued and outstanding as of March 31, 2002, 6,426,824 shares are held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of March 31, 2002 was $385,609.44.

     Of the 49,964,241 shares of the voting stock of the registrant issued and outstanding as of March 31, 2002, 40,250,000 shares were owned by PMC Trust UAD 3-31-91 ("PMC") pursuant to a pending subscription agreement for which the Company has not yet received payment. Excluding the shares subscribed to by PMC, the registrant had 9,714,241 shares of its voting stock issued and outstanding as of March 31, 2002, 4,953,823 shares of which were owned by non-affiliates. Excluding the PMC shares, the aggregate market value of the voting stock held by non-affiliates as of March 31, 2002 was $297,229.38.


                                     PART I

Item 1. Description of Business

         Business Development

     Clements Golden Phoenix Enterprises, Inc. (the "Company" or "CGPE") is incorporated in the State of Florida. The Company was originally incorporated as Lucid Concepts, Inc. on July 15, 1994. It changed its name to the current name in connection with a share exchange between the Company and Clements Citrus Sales of Florida, Inc. n/k/a GlobeFruits, Inc., a Florida corporation ("CCSF") on December 31, 1999 (the "Agreement"). The Company's common stock is presently quoted on the Over the Counter Bulletin Board. Its executive offices are presently located at 3135 S.W. Mapp Road, P.O. Box 268, Palm City, FL 34991. Its telephone number is (561) 287-5958 and its facsimile number is (561) 287-9776.

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

     The Company relied upon Section 517.061(11) of the Florida Statutes for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) sales of the shares of common stock were not made to more than thirty- five (35) persons;
(ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one (1) or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In the regard, the Company supplied such information and management was available for such questioning (the "Florida Exemption").

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

     In April 2001, Gordon E. Hunt, a Director of the Company, resigned from the Board of Directors. Although Mr. Hunt cited internal differences within the management of the Company as his reason for resigning, he did not resign due to a personal disagreement with the Company on any matter relating to the Company's operations, policies or practices and did not provide the Company with a letter describing such disagreement nor request that the matter be disclosed. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; and Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management".

     In April 2001, at a meeting of the Company's Board of Directors, the position of Chief Executive Officer was vacated. Additionally, the position of Chief Financial Officer was vacated and Anne-Marie Ludlum was subsequently appointed to fill the vacancy. She has since resigned. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; and Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management".

     In May 2001, the Company received a demand letter from Philip Taurisano pursuant to a promissory note dated October 2000. Mr. Taurisano alleged that principal and interest payments in the amount of $114,947.42 were not paid. He purported to accelerate all amounts due under the note. See Part I, Item 6.
"Management's Discussion and Analysis - Financial Condition, Liquidity and Capital Resources".

     Since the acquisition of CCSF in December 1999, the Company had conducted a private placement of its securities selling its common stock, first at a price of $3.00 per share and later at a price of $5.00 per share. It sold a total of 581,134 shares, raising $2,076,804. The offering has since been terminated. For such offering, the Company relied upon the 506 Exemption, Section 11-51-308(1)(p) of the Colorado Code, the Florida Exemption, Section 130.293of the Illinois Code, Section 402(b)(9)of the Massachusetts Code, Section 402(b)(21)of the Michigan Code, Section 49:3-50(b)(9)of the New Jersey Code, Section 359(f)(2)(d) of the New York Code, Rule .1211.of the North Carolina Code, Rule 0780-4-2-.11of the Tennessee Code, Section 109.13 of the Texas Code, Rule 21 VAC 5-40-120of the Virginia Code and Section 551.29(2) of the Wisconsin Code.

     The facts relied upon to make the Colorado Exemption available include the following: (i) the sale was in compliance with an exemption from registration under section 4(2) of the Securities Act of 1933; and (ii) the Company filed with the State of Colorado securities commissioner a notification of exemption, and paid an exemption fee.

     The facts relied upon to make the Illinois Exemption available include the following: (i) the Company filed a completed SEC Form D with the Illinois Securities Department of the Secretary of State; and (ii) the Company paid an appropriate filing fee to the Illinois Securities Department.

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

     The facts relied upon to make the Michigan Exemption available include the following: (i) the Company filed a completed SEC Form D with the Michigan Securities Division; (ii) the Company executed a Form U-2 consent to service of process in the state of Michigan; (iii) the forms were filed not later than fifteen (15) days after the first sale of the securities in Michigan; (iv) the Company provided the Michigan State Securities Administrator a copy of the information furnished by the Company to the offerees, which constitutes disclosure adequate to satisfy the anti-fraud provisions of the act; and (v) the Company paid an appropriate filing fee of $100.

     The facts relied upon to make the New Jersey Exemption available include the following: (i) the sale was to not more than ten (10) persons during any period of twelve (12) consecutive months; (ii) the Company reasonably believed that all buyers purchased for investment; (iii) no commission or other remuneration was paid for soliciting any prospective buyer; and (iv) the sale was not offered or sold by general solicitation or any general advertisement.

     For purposes of Section 359(f)(2)(d) of the New York Code, the facts upon which the Company relied are: (i) (i) the securities were sold in a limited offering to not more than forty (40) persons. The Company filed a Form M-11 in New York.

     The facts relied upon to make the North Carolina Exemption available include the following: (i) the Company filed a completed SEC Form D with the North Carolina Department of the Secretary of State Securities Division; (ii) the Form was filed not later than fifteen (15) days after the first sale; (iii) the Company executed a Form U-2 consent to service of process; and (iv) the Company paid an appropriate filing fee of $75.

     The facts relied upon to make the Tennessee Exemption available include the following: (i) the Company filed a completed SEC Form D with the Tennessee Division of Securities; (ii) the Form was filed not later than 15 days after the first sale; (iii) the Company provided the Tennessee Division of Securities a copy of the information furnished by the Company to the offerees, (iv) the Company executed a Form U-2 consent to service of process; and (v) the Company paid an appropriate filing fee.

     The facts relied upon to make the Texas Exemption available include the following: (i) the Company filed a completed SEC Form D with the Texas State Securities Board; (ii) the form was filed not later than fifteen (15) days after the first sale; (iii) the Company provided the State Securities Board a copy of the information furnished by the Company to the offerees, (iv) the Company executed a Form U-2 consent to service of process; and (v) the Company paid an appropriate filing fee.

     The facts relied upon to make the Virginia Exemption available include the following: (i) the Company filed a completed SEC Form D with the Virginia State of Corporation Commission; (ii) the form was filed not later than fifteen (15) days after the first sale; (iii) the Company executed a Form U-2 consent to service of process, appointing the Clerk of the State Corporation Commission as its agent for service of process; and (iv) the Company paid an appropriate filing fee of $250.

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

In July 2001, Samuel P. Sirkis resigned as President, but remained a Director of the Company. The Company's Board of Directors filled the vacant positions of President and Chief Executive Officer with Antonio Doria. Both Mr. Sirkis and Mr. Doria have since resigned all their positions with the Company. See Part I,
Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; and Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management".

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

     In July 2001, the Company entered into an agreement with Trade Link Group, Inc. ("TGI"), whereby TGI would serve as the Company's non-exclusive distributor in Saudi Arabia and Jordan. The initial trial period was until December 2001. TGI was to receive a five percent (5%) commission on all sales.

     In August 2001, the Company, its subsidiary and Henry T. Clements, the Company's former Chief Executive Officer and a current Director of the Company were named in a complaint filed by Edward M. Sellian alleging nonpayment of $635,000 plus interest allegedly owed to him by CCSF and/or CGPE, and which Henry T. Clements allegedly secured with all or some of the common stock owned by him in the Company. The complaint was filed in the circuit court of the nineteenth judicial district in and for Martin county, Florida. The lawsuit has since been dismissed with prejudice and a settlement has been reached as to all parties to the suit.

     In September 2001, Joseph Rizzuti, the Company's current sole officer and Director loaned the Company $50,000, payable on demand. The note bears interest at a rate of ten percent (10%) per annum and is convertible, in the lender's sole discretion, to shares of the Company's restricted common stock at a price of $0.20 per share. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation -

Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In October 2001, the Company's wholly owned subsidiary changed its name from Clements Citrus Sales of Florida, Inc. to GlobeFruits, Inc.

     In October 2001, Anne-Marie Ludlum resigned as the Company's Chief Financial Officer, Antonio Doria resigned as the Company's President, Chief Executive Officer and as a Director, Marvin Burstein resigned as the Company's Chief Financial Officer and Samuel P. Sirkis resigned as a Director. None furnished the Registrant with a letter requesting that any matter be disclosed. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; and Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management".

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

     In March 2002, the Company authorized the issuance of 1,050,000 shares of its restricted common stock to three (3) persons for services rendered to the Company. Of those shares, Joseph Rizzuti, the Company's current sole officer and director, was to receive 500,000 of those shares. The shares have yet to be issued due to nonpayment of the Company's transfer agent. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part I,
Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     See (b) "Business of Registrant" immediately below for a description of the Company's business.

         Business of Registrant

         General

     The Company was formed in July 1994 and had little or no operations until December 1999, when it acquired GlobeFruits, Inc. f/k/a Clements Citrus Sales of Florida, Inc. The Company's initial market development has been in the citrus industry. From its earlier days of successfully shipping Florida Grapefruit to Italy in the 1980's, a market with similarly difficult trade barriers at the time, the Company has effectively broken down the agricultural trade barriers with China and is actively developing this new market.

         History

     Clements Golden Phoenix Enterprises, Inc. trades on the Over The Counter Bulletin Board and is quoted under the symbol CGPE (prior to February 2001 the Company's symbol was CPHX). Clements is headquartered in Stuart, Fl, in the heart of the famed Indian River citrus growing region, which is generally considered to produce some of the best tasting oranges and orange juice in the world. GlobeFruits has spent the last three years favorably organizing and developing a pathway into opening the Chinese citrus market. GlobeFruits has played an integral part in actively promoting citrus products to the Chinese market, which had traditionally been closed to the U.S. GlobeFruits is now actively developing this new export market.

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

         Present

     The company has laid off all employees and curtailed all operating expenditures except for essential filing requirements until funding of the pending subscription agreement is fulfilled. Upon funding, implementing the original business plan with updated marketing data on the China market will resume. In addition, the company will seek joint ventures and acquisitions to grow revenues and access new markets both domestically and internationally. Due to the lack of funding, the company has not been able to continue its marketing and distribution agreements with its existing distributors.

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

     The Company's revenues for the fiscal year ended March 31, 2002 are $132,921 and it is therefore dependent upon its capital raising activities. Revenues from sales are recognized in the period in which sales are made. The Company's gross profit margin will be determined in part by its ability to estimate and control direct costs of production and shipping and its ability to incorporate such costs in the price charged to its distributors.

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

     Fresh orange juice is provided in the high end hotels and some small shopping markets in many of the major cities in China. The cost of a glass of fresh orange juice is typically prohibitive to the vast majority of the populace. The target market for fresh orange juice has been the very high end market, mostly foreigners and tourists or the very wealthy Chinese. Presently, the average Chinese consumer has access to affordable tea products, sodas, beer and alcohol, although fruit juice is not available in most small stores and is not a common beverage. Currently, there is no commodity in the Chinese marketplace identical to our frozen concentrate orange juice. However, there are several products of orange flavored drinks or orange juice with additives that can be considered competitors. Orange juice products that are currently being offered are typically shipped in bulk to allow the receivers to mix and reconstitute themselves in China, where it is typically thinned out the bulk product with additional water and then add beta-carotene for color and sugar for taste.

         Market Demand

     The Chinese people like oranges. In developing an estimate for the demand by population of the Peoples Republic of China, the Company has taken into consideration the demand for both fresh citrus products, as well as orange juice, in both Hong Kong and Taiwan. In Hong Kong, oranges are the single largest imported fruit by value and were valued at greater than U.S. $159.7 million in 1996. Hong Kong has the highest rate of orange consumption in the world. This is no doubt due in large part to the fact that it is the major port for illegally re-exporting oranges to the rest of China. In 1996, U.S. oranges accounted for 66.7% of Hong Kong's orange market and in 1997 accounted for 85.6% of the orange market. In Taiwan in 1996 and 1997, U.S. oranges accounted for 97% and 95% of the total orange market respectively. From these figures, the Company has been able to determine that there has been a considerable demand that continues to increase for U.S. oranges in the regions where Chinese consumers are able to purchase the product.

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

         Strengths

     Local company
     Established in the Chinese market for 8 years. Distribution chain well established.

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

     Citrus products and food products in general may be subject to extensive regulation by the Chinese government, in some case by state and local laws and by foreign laws and international treaties. The Company's products must conform to a variety of domestic and international requirements. In order for the Company to sell its products in a jurisdiction, it must obtain regulatory approval and comply with different regulations in each jurisdiction. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the purchase by the Company's customers, which in turn may have a material adverse effect on the sale of such products by the Company to such customers. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in the suspension or cessation of product sales. Such regulations or such changes in interpretation could require the Company to modify its products and incur substantial costs to comply with such time- consuming regulations and changes.

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

         Cost of Research and Development

     For fiscal year 2002, the Company expended no measurable amount on research and development efforts. At the current time, none of the costs associates with research and development are borne directly by the customer; however there is no guarantee that such costs will not be borne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be borne by the customer, if at all.

         Cost and Effects of Compliance with Environmental Laws

     The Company's business is not subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control. The Company is unaware of any bills currently pending in Congress which could change the application of such laws so that they would affect the Company.

Employees and Consultants

     At March 31, 2002, the Company employed one (1) person. Mr. Rizzuti, the Company's sole officer and director, is not represented by a labor union for purposes of collective bargaining. The Company considers its relation with Mr. Rizzuti to be excellent. The Company has significantly scaled back its operations due to financial constraints.

     In April 2001, Gordon E. Hunt, a Director of the Company, resigned from the Board of Directors. Although Mr. Hunt cited internal differences within the management of the Company as his reason for resigning, he did not resign due to a personal disagreement with the Company on any matter relating to the Company's operations, policies or practices and did not provide the Company with a letter describing such disagreement nor request that the matter be disclosed. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; and
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management".

     In April 2001, at a meeting of the Company's Board of Directors, the position of Chief Executive Officer was vacated. Additionally, the position of Chief Financial Officer was vacated and Anne-Marie Ludlum was subsequently appointed to fill the vacancy. She has since resigned. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; and Part III, Item
11. "Security Ownership of Certain Beneficial Owners and Management".

     In July 2001, Samuel P. Sirkis resigned as President, but remained a Director of the Company. The Company's Board of Directors filled the vacant positions of President and Chief Executive Officer with Antonio Doria. Both Mr. Sirkis and Mr. Doria have since resigned all their positions with the Company. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; and Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management".

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

     In September 2001, Joseph Rizzuti, the Company's current sole officer and Director loaned the Company $50,000, payable on demand. The note bears interest at a rate of ten percent (10%) per annum and is convertible, in the lender's sole discretion, to shares of the Company's restricted common stock at a price of $0.20 per share. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In October 2001, Anne-Marie Ludlum resigned as the Company's Chief Financial Officer, Antonio Doria resigned as the Company's President, Chief Executive Officer and as a Director, Marvin Burstein resigned as the Company's Chief Financial Officer and Samuel P. Sirkis resigned as a Director. None furnished the Registrant with a letter requesting that any matter be disclosed. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; and Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management".

     In March 2002, the Company authorized the issuance of 1,050,000 shares of its restricted common stock to three (3) persons for services rendered to the Company. Of those shares, Joseph Rizzuti, the Company's current sole officer and director, was to receive 500,000 of those shares. The shares have yet to be issued due to nonpayment of the Company's transfer agent. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III,
Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

Item 2. Description of Property

     The Company maintains its executive offices at 3135 Southwest Mapp Road, P.O. Box 268, Palm City, FL 34991. Its telephone number is (561) 287-5958 and its facsimile number is (561) 287-9776.

     In September 1999, prior to its acquisition by the Company, CCSF extended its then current lease of the premises located at 32C East Osceola Street, Stuart, FL 34996 with Edward M. Sellian. This property consists of approximately one thousand nine hundred fifty (1,950) square feet of office space, which served as the Company's executive offices. The lease had been extended through and including May 31, 2002, but has since expired. The Company now operates only from its executive offices, which it shares with Beacon Accounting, owned by the Company's sole officer and director.

     The Company owns no real property and its personal property consists of an automobile, computer equipment, furniture and fixtures, with an original cost of $117,912.

Item 3. Legal Proceedings

     In August 2001, the Company, its subsidiary and Henry T. Clements, the Company's former Chief Executive Officer and a current Director of the Company were named in a complaint filed by Edward M. Sellian alleging nonpayment of $635,000 plus interest allegedly owed to him by CCSF and/or CGPE, and which Henry T. Clements allegedly secured with all or some of the common stock owned by him in the Company. The complaint was filed in the circuit court of the nineteenth judicial district in and for Martin county, Florida. The lawsuit has since been dismissed with prejudice and a settlement has been reached as to all parties to the suit.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2001 fiscal year ended March 31, 2002, covered by this report.

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

     As of March 31, 2002, there were 194 holders of record of the Company's common stock.

     As of March 31, 2002, the Company had 49,964,241 shares of its common stock issued and outstanding, 47,864,475 of which are restricted Rule 144 shares and 2,099,766 of which are free- trading. Of the Rule 144 shares, 2,258,250 have been held by affiliates of the Company for more than one (1) year.

     Of the 49,964,241 shares of the voting stock of the registrant issued and outstanding as of March 31, 2002, 40,250,000 shares were owned by PMC Trust UAD 3-31-91 ("PMC") pursuant to a pending subscription agreement for which the Company has not yet received payment. Excluding the shares subscribed to by PMC, the registrant had 9,714,241 shares of its voting stock issued and outstanding as of March 31, 2002, 7,614,475 of which are restricted Rule 144 shares and 2,099,766 of which are free-trading. Of the 144 shares, 3,731,251 have been held by affiliates of the Company for more than one (1) year.

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

     The Company was still in the development stage until December 1999 when the Share Exchange took place between CCSF and the Company and is still emerging from that stage. The Company has recently begun shipping its citrus products to China. For the fiscal year ended March 31, 2002, the Company generated $132,921 revenues and had a net loss of $1,172,858. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

     In May 2000, the Company shipped its first citrus products directly to mainland China. The Company has since shipped five (5) containers of frozen concentrate orange juice and fresh oranges to China.

     Since contracting with its first two (2) distributors and upon being granted permits to ship citrus directly to mainland China, the Company has significantly paired down operations in an effort to cut expenses. It has laid off all of its employees including virtually all of its upper level management due to lack of working capital. Its ability to continue as a going concern is questionable.

Results of Operations - For the Year Ended March 31, 2001 and For the Year Ended March 2002.

Revenues

     Revenues for the twelve (12) month period ended March 31, 2001 and March 31, 2002 were $197,381 and $132,921.

Operating Expenses

     Total Operating Expenses for the year ended March 31, 2001 and March 31, 2002 were $2,620,382 and $958,308, respectively. Net loss was $2,896,149 and
$1,172,858 respectively.

Assets and Liabilities

     Assets were $186,706 as of March 31, 2001, and $43,901 as of March 31, 2002. As of March 31, 2002, assets consisted primarily of accounts receivable in the amount of $28,160. Liabilities were $2,773,739 and $2,439,989 as of March 31, 2001 and March 31, 2002 respectively. Both as of March 31, 2001 and as of March 31, 2002, liabilities consisted primarily of loans and interest payable to shareholders, investors and/or employees of the Company as well as accounts payable.

Stockholders' Equity

     Stockholders' equity was 2,586,877 as of March 31, 2001 and (7,338,260) as of March 31, 2002.

Financial Condition, Liquidity and Capital Resources

     At March 31, 2001 the Company had cash and cash equivalents of $12,787 as compared to $48 at March 31, 2002.

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

Item 7. Financial Statements

     The Company's financial statements have been examined to the extent indicated in their reports by DoRocco & Dombrow Financial Corporation and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company has used the firm of DoRocco & Dombrow Financial Corporation since August 2002. Their address is 3601 West Commercial Boulevard, Suite 39, Fort Lauderdale, FL 33309. Prior to that time, the Company had engaged the firm of Kaufman Rossin & Co., P.A. since December 2000. Their address is 2699 South Bayshore Drive, Miami, FL 33133. Prior to that time, the Company had engaged the firm of Joan Staley C.P.A., P.A. as its independent auditor until it resigned in December 2000. The resignations were not due to any disagreement with the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                                         CLEMENTS GOLDEN PHOENIX
--------------------------------------------------------------------------------
                                                ENTERPRISES, INC. AND SUBSIDIARY

                                                            FINANCIAL STATEMENTS

                                                         MARCH 31, 2002 AND 2001


C O N T E N T S
                                                                           Page
-------------------------------------------------------------------------------

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

         Statements of Operations                                          F-4

         Statements of Deficiency in Assets                                F-5

         Statements of Cash Flows                                          F-6

         Notes to Consolidated Financial Statements                        F-7

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

Board of Directors and Stockholders
Clements Golden Phoenix Enterprises, Inc.
Stuart, Florida


We have audited the accompanying consolidated balance sheet of Clements Golden Phoenix Enterprises, Inc. and Subsidiary as of March 31, 2002 and the related consolidated statements of operations, deficiency in assets and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clements Golden Phoenix Enterprises, Inc. and Subsidiary as of March 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company has sustained operating losses and negative cash flows from operations, has a working capital deficiency of approximately $2,400,000 and has experienced difficulties meeting its obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/DiRocco & Dombrow, P.A.
Miami, Florida
August 13, 2002

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

Board of Directors and Stockholders
Clements Golden Phoenix Enterprises, Inc.
Stuart, Florida


We have audited the accompanying consolidated statements of operations, deficiency in assets and cash flows of Clements Golden Phoenix Enterprises, Inc. and Subsidiary for the year ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Clements Golden Phoenix Enterprises, Inc. and Subsidiary and their cash flows for the year ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company has sustained operating losses and negative cash flows from operations, and has experienced difficulties meeting its obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/KAUFMAN, ROSSIN & CO., PA

Miami, Florida
June 20, 2001

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
MARCH 31, 2002
=============================================================================== =================

ASSETS
=============================================================================== =================
CURRENT ASSETS
     Cash and cash equivalents                                                  $            48
     Accounts receivable, net of allowance of $82,244                                    28,160
     Loans and accrued interest receivable from former officer, net of
         allowance of $116,716                                                                -
------------------------------------------------------------------------------- -----------------
         Total current assets

PROPERTY AND EQUIPMENT, NET                                                              15,693
------------------------------------------------------------------------------- -----------------
         TOTAL ASSETS                                                           $        43,901
=============================================================================== =================

LIABILITIES AND DEFICIENCY IN ASSETS
=============================================================================== =================

CURRENT LIABILITIES
     Current portion of long-term debt                                          $             -
     Accounts payable                                                                   544,784
     Accrued expenses                                                                   318,765
     Accrued interest payable - stockholders                                            325,192
     Convertible notes payable                                                          500,000
     Loans payable - stockholders                                                       751,248
------------------------------------------------------------------------------- -----------------
         Total current liabilities

LONG-TERM DEBT, net of current portion                                                        -
------------------------------------------------------------------------------- -----------------

         TOTAL LIABILITIES                                                            2,439,989
------------------------------------------------------------------------------- -----------------

DEFICIENCY IN ASSETS
     Common stock, $.001 par value; 50,000,000 shares authorized; 10,764,201
         shares issued and outstanding                                                   10,764
     Additional paid-in capital                                                       4,931,408
     Accumulated deficit                                                        (     7,338,260)
------------------------------------------------------------------------------- -----------------
         Total deficiency in assets                                             (     2,396,088)
------------------------------------------------------------------------------- -----------------

         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                             $       43,901
=============================================================================== =================

            See independent auditors' report and accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED MARCH 31, 2002 AND 2001
=================================================================================================
                                                               2002                  2001
-------------------------------------------------------------------------------------------------
REVENUE                                                  $         132,921       $       197,381

COST OF GOODS SOLD                                                 132,465               257,495
-------------------------------------------------------------------------------------------------

GROSS PROFIT                                                           456      (         60,114)
-------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Bad debts - former officer                                          -               116,716
     Bad debts - trade                                              82,244                     -
     Consulting fees                                               220,689               794,067
     Market research and development                                60,235               541,950
     Professional fees                                              84,575               241,179
     Salaries                                                      300,255               479,427
     Selling, general and administrative                           210,310               447,043
-------------------------------------------------------------------------------------------------
         Total operating expenses                                                      2,620,382
-------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSE)                     (           957,852)     (      2,680,496)
-------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Interest income                                                     7                8,746
     Interest expense                                  (           215,013)     (        224,399)
-------------------------------------------------------------------------------------------------
         Total other income (expense)                  (           215,006)     (        215,653)
-------------------------------------------------------------------------------------------------

NET LOSS                                               ($        1,172,858)     ($     2,896,149)
-------------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED          ($             0.14)     ($          0.45)
-------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                    8,837,415             6,378,599
-------------------------------------------------------------------------------------------------

            See independent auditors' report and accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS
YEAR ENDED MARCH 31, 2002 AND 2001
==============================================================================================================================
                                                             Common Stock
                                                         ----------------------    Additional    Accumulated
                                                          Shares     Par Value  Paid-In Capital    Deficit           Total
 -----------------------------------------------------------------------------------------------------------------------------
 Balances, March 31, 2000                                 5,410,000 $     5,410 $    2,089,923  ($  3,269,253)  ($ 1,173,920)
 Sale of common stock                                       204,034         204        972,896              -        973,100
 Common stock issued in connection with execution of
      convertible loans payable                               2,500           3          9,802              -          9,805
 Common stock issued related to share exchange agreement  1,550,000       1,550         13,450              -         15,000
 Common stock issued for consulting services                  3,333           3         23,343              -         23,346
 Conversion of debt to common stock                          44,334          44        132,960              -        133,004
 Warrants issued for compensation                                 -           -        125,000              -        125,000
 Warrants issued for consulting services                          -           -        176,532              -        176,532
 Warrants issued in connection with execution of
      convertible notes payable                                   -           -         27,405              -         27,405
 Net loss                                                         -           -              -  (   2,896,149)  (  2,896,149)
 -----------------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------------------
 Balances, March 31, 2001                                 7,214,201       7,214      3,571,311  (   6,165,402)  (  2,586,877)
 Common stock issued for compensation                     1,050,000       1,050         61,950              -         63,000
 Common stock issued in connection with conversion
      of loans                                            2,500,000       2,500        497,500              -        500,000
 Warrants issued for consulting services                          -           -         17,094              -         17,094
 Settlement of stockholder loan payable                           -           -        783,553              -        783,553
 Net loss                                                         -           -              -  (   1,172,858)  (  1,172,858)
 -----------------------------------------------------------------------------------------------------------------------------

 Balances, March 31, 2002                                10,764,201 $    10,764 $    4,931,408  ($  7,338,260)  ($ 2,396,088)
 -----------------------------------------------------------------------------------------------------------------------------

All stock information has been adjusted to give effect to the 2-for-1 stock splits in September and October 2000 and the 1-for-4 reverse stock split in March 2001.

            See independent auditors' report and accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 2002 AND 2001
============================================================================================================
                                                                        2002                 2001
================================================================== ==================== ====================
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       ($     1,172,858)    ($     2,896,149)
------------------------------------------------------------------ -------------------- --------------------
    Adjustment to reconcile net loss to net cash used
        in operating activities:
       Depreciation                                                          10,098               20,328
       Bad debts - trade                                                     82,244               29,507
       Bad debts - former officer                                                 -              116,716
       Common stock issued for compensation                                  63,000                    -
       Common stock issued for consulting services                                -               23,346
       Common stock issued for interest                                           -                9,806
       Warrants issued for compensation                                           -              125,000
       Warrants issued for consulting services                               17,094              176,532
       Warrants issued for interest                                               -               27,405
       Loss on disposition of transportation equipment                        4,083                    -
       Changes in operating assets and liabilities:
          Accounts receivable                                      (        104,904)    (         35,007)
          Interest receivable                                                     -     (          2,559)
          Prepaid consulting fees                                            48,147               54,853
          Prepaid expenses                                                    7,643     (          7,642)
          Inventory                                                          20,401                7,352
          Accounts payable                                                  310,622              105,077
          Accrued expenses                                                  213,068               83,687
          Accrued interest payable                                          210,987              176,982
------------------------------------------------------------------ -------------------- --------------------
              Total adjustments                                             882,483              911,383
------------------------------------------------------------------ -------------------- --------------------
                Net cash used in operating activities              (        290,375)    (      1,984,766)
------------------------------------------------------------------ -------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                          -     (         46,943)
    Proceeds from disposition of transportation equipment                    61,750                    -
    Decrease in other assets                                                    760               27,979
------------------------------------------------------------------ -------------------- --------------------
                Net cash used in investing activities                        62,510     (         18,964)
------------------------------------------------------------------ -------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans (to) from officer                                                       -     (         37,554)
    Proceeds from convertible notes                                               -              600,000
    Principal payments of convertible notes payable                               -     (        100,000)
    Proceeds from subscription deposit, net                                       -     (          3,100)
    Proceeds from long-term borrowings                                            -               38,229
    Principal payments of long-term debt                           (         52,689)    (         23,769)
    Proceeds from stockholder loans                                         290,870            1,276,952
    Principal payments of stockholder loan                         (         23,055)    (        947,792)
    Proceeds from issuance of common stock                                        -              973,100
------------------------------------------------------------------ -------------------- --------------------
                Net cash provided by financing activities                   215,126            1,776,066
------------------------------------------------------------------ -------------------- --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (         12,739)    (        227,664)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              12,787              240,451
------------------------------------------------------------------ -------------------- --------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                           $            48      $        12,787
================================================================== ==================== ====================

Supplemental Disclosure:
------------------------------------------------------------------ -------------------- --------------------

    Cash paid for interest                                          $         4,026      $         7,001
================================================================== ==================== ====================
Supplemental Disclosure of Non-Cash Investing
        and Financing Activities:
------------------------------------------------------------------ -------------------- --------------------
Common stock issued in connection with conversion
        of debt and accrued interest                               ($       783,553)     $       133,004
================================================================== ==================== ====================

            See independent auditors' report and accompanying notes.
                                      F-6

            CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Organization and Capitalization

Clements Golden Phoenix Enterprises, Inc. (the Parent) acquired all of the outstanding shares of common stock of Clements Citrus Sales of Florida, Inc. (the Subsidiary) on March 31, 2000.

Consolidation

The consolidated financial statements include the accounts of the Parent and the Subsidiary (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company operates as a Florida corporation with a goal of developing the China market which has recently been opened to the United States citrus industry. It has been working toward this end by committing to pursue the proven protocols of Chinese relations and negotiating successfully to send Florida citrus into China. The Company is pursuing these goals by acquiring the help of leading consultants in this field.

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

Segment Reporting

The Company applies Financial Accounting Standards Boards ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use. During the years ended March 31, 2002 and 2001, substantially all the Company's revenue was derived from sales to China. Customer A represents 88% of revenue for the year ended March 31, 2002 and Customers B, C and D represent 45%, 30% and 23%, respectively of revenue for the year ended March 31, 2001.

            CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Loans and notes payable, long-term debt - The fair value of loans and notes payable and long-term debt are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2002, the fair values approximate the carrying values.

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

            CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to being acquired by the Parent on March 31, 2000 the Subsidiary, with the consent of its stockholders, had elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the stockholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Clements Golden Phoenix Enterprises, Inc., is a C corporation.

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

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133). Under the provisions of this statement, the effective date of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), is deferred to fiscal years beginning after June 15, 2001. The Company has determined that the impact of adopting SFAS No. 133 will not be material to its consolidated financial statements.

Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101") issued by the Securities and Exchange Commission, became effective beginning the third quarter of the Company's fiscal year ended March 31, 2002. SAB 101 had no material impact on the Company's revenue recognition policies.

            CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Reclassifications

Certain items in the year ended March 2001 have been reclassified to conform with year ended March 31, 2002 classifications. Such reclassifications had no effect on reported net income.

--------------------------------------------------------------------------------
NOTE 2.           GOING CONCERN CONSIDERATIONS
--------------------------------------------------------------------------------


During 2001, and continuing in 2002, the Company experienced, and continues to experience, certain cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. As reflected in the consolidated financial statements, the Company has incurred net losses of approximately $1,200,000 in the year ended March 31, 2002, and as of March 31, 2002, the Company's consolidated financial position reflects a working capital deficiency of approximately $2,400,000. Management's plans with regard to these matters encompass the following actions:

Liquidity

1.   Financing from Third Party Sources

In the fiscal year ended March 31, 2003, the Company plans to continue its equity fundraising efforts and is in the process of completing a private placement with an individual under which the Company is attempting to raise $4,000,000 in exchange for shares of the Company's common stock.

2.   Financing from Private Loans

The Company plans to continue accepting private loans, including convertible loans, to fund operations until such time as working capital is adequate.

Profitability

1.   Business Plan

The Company has formulated, and is in the process of implementing, a strategic plan focused on business development in terms of increased revenues and reduced operating expenses. The key elements of the plan include the following:

     o Focus operations globally as opposed to limiting the Company's markets to the Asian territories
     o Implement a distribution strategy utilizing strategic alliances with major global food companies in addition to existing distributors
     o Shift marketing and market research expenses burden from the Company to local distributors

            CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
NOTE 2. GOING CONCERN CONSIDERATIONS (Continued)
--------------------------------------------------------------------------------

2.   Improvement in Operational Costs

Management continues its efforts to manage costs and operating expenses, so as to improve gross margins and profitability.

--------------------------------------------------------------------------------
NOTE 3. PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment at March 31, 2002 consisted of the following:

Office equipment                   $       25,437
Furniture and fixtures                      3,649
---------------------------------- ---------------
Less accumulated depreciation              11,393
---------------------------------- ---------------
                                   $       15,693
================================== ===============

Depreciation expense for the years ended March 31, 2002 and 2001 was $10,098 and $20,328, respectively.

--------------------------------------------------------------------------------
NOTE 4. LOANS AND ACCRUED INTEREST RECEIVABLE FROM FORMER OFFICER
--------------------------------------------------------------------------------

Loans and accrued interest receivable from former officer is comprised of funds disbursed to or on behalf of a former officer for various personal expenditures. In July 2000, the Company began withholding from the former officer's wages to pay back the loans. The loans bear interest at 8 1/2% per annum. During April 2001, the officer was terminated and management believes there is significant uncertainty regarding recoverability. Accordingly, the loans and related accrued interest have been fully reserved at March 31, 2002.

--------------------------------------------------------------------------------
NOTE 5. CONVERTIBLE NOTES PAYABLE
--------------------------------------------------------------------------------

At March 31, 2002, convertible notes payable consisted of the following:

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

            CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended March 31, 2002, loans payable aggregating $500,000 were converted into 2,500,000 shares of restricted common stock.

--------------------------------------------------------------------------------
NOTE 7. RELATED PARTIES
--------------------------------------------------------------------------------

During the year ended March 31, 2002, an officer of the Company advanced approximately $213,000 for working capital, of which approximately $15,000 was repaid prior to March 31, 2002. Additionally, three companies controlled by the officer paid operating expenses of approximately $79,000 on behalf of the Company during the year ended March 31, 2002, of which approximately $11,000 was repaid prior to March 31, 2002, with approximately $49,000 of the remaining balance included in shareholder loans payable and the remainder included in accounts payable at March 31, 2002.

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

            CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 8. COMMON STOCK
--------------------------------------------------------------------------------

Stock Issued in Reverse Merger

In August 2001 and February 2002, the Company issued an additional 1,350,000 and 200,000 shares, respectively, to the original owners of the Company's wholly owned subsidiary in order to remedy an error in calculation made at the time of the share exchange agreement consummated in December 1999.

Stock Splits

The company authorized stock splits at a ratio of two-for-one for stockholders of record on August 25, 2001 and September 29, 2001 and a reverse stock split at a ratio of one-for-four for stockholders of record on March 2, 2002. All stock information has been adjusted to give effect to these stock splits.

Stock Issued for Compensation

On March 29, 2002, the Company issued three members of management, including the Company's president, a total of 1,050,000 shares of the Company's restricted common stock as compensation for the fiscal year ended March 31, 2002.

--------------------------------------------------------------------------------
NOTE 9. STOCK OPTIONS AND WARRANTS
--------------------------------------------------------------------------------

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

The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal year 2002: no dividend yield; an expected life of three to five years; 60% expected volatility and a 5% risk free interest rate.

            CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 9. STOCK OPTIONS AND WARRANTS (Continued)
--------------------------------------------------------------------------------

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

                                        Year Ended March      Year Ended March
                                            31, 2002              31, 2001
==================================== ====================== ====================

Net loss                              ($     1,223,464)     ($     3,084,029)
Net loss per share                    ($          0.14)     ($          0.48)

For the year ended March 31, 2002 and 2001, compensation costs related to warrants amounted to $0 and $125,000, respectively.

A summary of the status of warrants granted to employees as of March 31, 2002 and changes during the year then ended is presented below:

                                                          Weighted Average
                                         Shares            Exercise Price
================================= ===================== =====================

Balance at beginning of year               200,000        $         2.00

Warrants granted                           250,000                  0.25
Warrants exercised                               -                     -
Warrants expired                                 -                     -
--------------------------------- --------------------- ---------------------

Balance at end of year                     450,000        $         1.03
================================= ===================== =====================

            CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 9. STOCK OPTIONS AND WARRANTS (Continued)
--------------------------------------------------------------------------------

The following table summarizes information about warrants, which are outstanding at March 31, 2002:

              Warrants Outstanding and Exercisable
------------------------------------------------------------------
 Number Outstanding
 and Exercisable At   Remaining Contractual     Exercise Price
   March 31, 2002             Life
==================================================================

         200,000                  2.45         $        2.00
==================================================================

         250,000         No expiration         $        0.25
==================================================================

--------------------------------------------------------------------------------
NOTE 10. INCOME TAXES
--------------------------------------------------------------------------------

No income tax benefit has been reflected in the accompanying financial statements for the year ended March 31, 2002 due to the significant uncertainty that exists regarding the realization of deferred tax assets (see below).

The components of the deferred tax asset as of March 31, 2002 were approximately as follows:

Deferred income tax assets:
     Net operating loss carryforwards       $    1,791,000
----------------------------------------- ---------------------
Gross deferred tax asset                         1,791,000
Valuation allowance                       (      1,791,000)
----------------------------------------- ---------------------

                                            $            -
========================================= =====================

As of March 31, 2002, the Company estimates that it has net operating loss carryforwards of approximately $4,763,000, which expire in various years through 2022. Sufficient uncertainty exists regarding the realization of these operating loss carryforwards, and, accordingly, a valuation allowance of $1,791,000 has been established.

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

            CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 11. FOURTH QUARTER ADJUSTMENTS
--------------------------------------------------------------------------------

During the fourth quarter of fiscal year ended March 31, 2001, the Company recorded certain adjustments that are considered material to the Company's financial position and operating results for the fourth quarter of fiscal year ended March 31, 2001. The following is an analysis of these adjustments:

                               Increase (Decrease)                 (Increase)
                        ------------------------------------------  Decrease
                         Assets  Liabilities  Stockholders' Equity  Net Loss
==============================================================================
Adjustment to value of
   warrants issued for
   consulting services        -          -     $           -        ($176,532)
==============================================================================

Per share                                                           ($   0.03)
==============================================================================

--------------------------------------------------------------------------------
NOTE 12. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

Sales Commission Agreements

During July 2001, the Company entered into two sales commission agreements with two companies ("Sales Agents") to sell the Company's product in Asia, Europe and the Middle East. These agreements provide for commissions to the Sales Agents ranging from 5% to 8% based on certain sales volumes.

Employment Agreements

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

On September 26, 2001, the Company entered into an employment agreement with the president of the Company effective July 1, 2001. The agreement is for a period of two years at a salary of $75,000 per year plus certain bonuses based on the Company's revenues. In connection with the agreement, the president received warrants to purchase 500,000 shares of the Company's common stock, half of which vest on September 28, 2001, with the remaining balance vesting on July 1, 2002. The employee resigned in October 2001.

            CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 12. COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------------------------------------------------

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

            CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 12. COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------------------------------------------------

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

Import Agreement

During February 2001, the Company entered into an import agreement with a Chinese import agent that allows the Company to sell via the import agent to various distributors in China. The term of the agreement is for one year and the import agent will receive 2% of the commercial invoice value of the Company's product purchased by distributors via the import agent. The Company is required to execute an irrevocable letter of credit in the amount of $30,000 on behalf of the import agent to be available to pay any tariff costs relating to the Company's product. The Company did not renew this agreement in February 2002.

Subscription Agreement

On December 21, 2001, the Company entered into a subscription agreement with a trust that provided for the purchase of 40,250,000 shares of the Company's common stock and 250,000 warrants to purchases shares of the Company's common stock in exchange for $4,000,000. At March 31, 2002, the Company has not received any funds related to the subscription and, accordingly, has not issued any shares of the Company's common stock or warrants to purchases shares of the Company's common stock in connection with the subscription agreement.

Lease Agreement

In January 2002, the Company settled non-cancelable operating lease obligations for its office space that were scheduled to expire in May 2002. The Company is currently leasing its office space from the Company's President on a month to month basis at a rate of $400 per month.

Total rent expense for the years ended March 31, 2002 and 2001 was approximately $31,000 and $29,000, respectively.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                Age         Position(s) with Company
--------------     ----         -------------------------
Joseph Rizzuti      41          sole Officer and Director

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

Family Relationships

         None.

Business Experience

     Joseph Rizzuti, age 41, received a degree in Business Administration with a major in Accounting from The State University of New York College at Brockport in 1983. Mr. Rizzuti is a public accountant and the Principal of Beacon Accounting Services, Inc. in Palm City, Florida. He has worked in accounting and as a financial consultant for fifteen (15) years. Additionally, Mr. Rizzuti is the former owner of an air freight company which specializes in overnight express delivery both domestically and internationally. His company was based out of Raleigh, North Carolina and within two (2) years increased shipment count by four hundred percent (400%). In 1996, Mr. Rizzuti joined Plastics Auxiliaries Magazine ("PAM") located in Tequesta, FL. PAM has become the largest plastics industry publication. After joining at its inception, he worked in various management positions at PAM where he eventually became CFO, and was responsible for positioning the company for a successful sale.

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

Item 10. Executive Compensation

Name and Post          Year        Annual        Annual    Annual   LT Comp      LT       LTIP       All
                                   Comp          Comp      Comp     Rest Stock  Comp      Payouts    Other
                                    Salary       Bonus     Other                Options              (1)
                                       (1)       ($)
----------------       ----        ---------    ------     -----    ----------  -------   -------    -----
Joseph Rizzuti,        1999        $0
sole officer and
director               2000        $125,000

                       2001        $125,000
----------------
                       2002        $0
Antonio Doria,         1999        $0
former
President and          2000        $0
CEO
                       2001        $0
----------------
                       2002        $0
Bonnie K.              1999        $0
Ludlum, former
Secretary,             2000        $0
Director
                       2001        $0
----------------
                       2002        $0
Anne-Marie             1999        $0
Ludlum, former
CFO                    2000        $52,000

                       2001        $52,000
----------------
                       2002        $0
John Samartine,        1999        $0
former Director
                       2000        $0

                       2001        $0
----------------
                       2002        $0
Samuel Sirkis,         1999        $0                                           125,000
former Director
                       2000        $75,000

                       2001        $75,000

                       2002        $0

----------------
Henry T.               1999        $0
"Skip"
Clements,              2000        $125,000
former Director
                       2001        $125,000
----------------
                       2002        $0
Gordon Hunt,           1999        $0
former Director
                       2000        $0

                       2001        $0

                       2002        $0
----------------

All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

In April 2001, Gordon E. Hunt, a Director of the Company, resigned from the Board of Directors. Although Mr. Hunt cited internal differences within the management of the Company as his reason for resigning, he did not resign due to a personal disagreement with the Company on any matter relating to the Company's operations, policies or practices and did not provide the Company with a letter describing such disagreement nor request that the matter be disclosed. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management".

In April 2001, at a meeting of the Company's Board of Directors, the position of Chief Executive Officer was vacated. Additionally, the position of Chief Financial Officer was vacated and Anne- Marie Ludlum was subsequently appointed to fill the vacancy. She has since resigned. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management".

In July 2001, Samuel P. Sirkis resigned as President, but remained a Director of the Company. The Company's Board of Directors filled the vacant positions of President and Chief Executive Officer with Antonio Doria. Both Mr. Sirkis and Mr. Doria have since resigned all their positions with the Company. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management".

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

In September 2001, Joseph Rizzuti, the Company's current sole officer and Director loaned the Company $50,000, payable on demand. The note bears interest at a rate of ten percent (10%) per annum and is convertible, in the lender's sole discretion, to shares of the Company's restricted common stock at a price of $0.20 per share. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

In October 2001, Anne-Marie Ludlum resigned as the Company's Chief Financial Officer, Antonio Doria resigned as the Company's President, Chief Executive Officer and as a Director, Marvin Burstein resigned as the Company's Chief Financial Officer and Samuel P. Sirkis resigned as a Director. None furnished the Registrant with a letter requesting that any matter be disclosed. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management".

In March 2002, the Company authorized the issuance of 1,050,000 shares of its restricted common stock to three (3) persons for services rendered to the Company. Of those shares, Joseph Rizzuti, the Company's current sole officer and director, was to receive 500,000 of those shares. The shares have yet to be issued due to nonpayment of the Company's transfer agent. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 31, 2002, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.

Name and Address of           Title of     Amount and Nature of   Percent of
Beneficial Owner               Class         Beneficial Owner      Class
----------------------------------------------------------------------------
Joseph Rizzuti                Common          3,287,417            7.0%

All Executive Officers        Common          3,287,417            7.0%
and Directors as a Group
(One (1) person)

PMC Trust UAD 3-31-91         Common         40,250,000           81.0%
-------------------

The address for each of the above is c/o Clements Golden Phoenix Enterprises, Inc., 135 Southwest Mapp Road, P.O. Box 269, Palm City, FL 34991.

The information listed above is based on the PMC shares issued and outstanding.

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

In April 2001, at a meeting of the Company's Board of Directors, the position of Chief Executive Officer was vacated. Additionally, the position of Chief Financial Officer was vacated and Anne- Marie Ludlum was subsequently appointed to fill the vacancy. She has since resigned.

In July 2001, Samuel P. Sirkis resigned as President, but remained a Director of the Company. The Company's Board of Directors filled the vacant positions of President and Chief Executive Officer with Antonio Doria. Both Mr. Sirkis and Mr. Doria have since resigned all their positions with the Company.

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

In September 2001, Joseph Rizzuti, the Company's current sole officer and Director loaned the Company $50,000, payable on demand. The note bears interest at a rate of ten percent (10%) per annum and is convertible, in the lender's sole discretion, to shares of the Company's restricted common stock at a price of $0.20 per share. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

In October 2001, Anne-Marie Ludlum resigned as the Company's Chief Financial Officer, Antonio Doria resigned as the Company's President, Chief Executive Officer and as a Director, Marvin Burstein resigned as the Company's Chief Financial Officer and Samuel P. Sirkis resigned as a Director. None furnished the Registrant with a letter requesting that any matter be disclosed.

In March 2002, the Company authorized the issuance of 1,050,000 shares of its restricted common stock to three (3) persons for services rendered to the Company. Of those shares, Joseph Rizzuti, the Company's current sole officer and director, was to receive 500,000 of those shares. The shares have yet to be issued due to nonpayment of the Company's transfer agent. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption. See Part III,
Item 12. "Certain Relationships and Related Transactions".

     There are no arrangements which may result in the change of control of the Company.

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

     In September 2001, Joseph Rizzuti, the Company's current sole officer and Director loaned the Company $50,000, payable on demand. The note bears interest at a rate of ten percent (10%) per annum and is convertible, in the lender's sole discretion, to shares of the Company's restricted common stock at a price of $0.20 per share. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

     In March 2002, the Company authorized the issuance of 1,050,000 shares of its restricted common stock to three (3) persons for services rendered to the Company. Of those shares, Joseph Rizzuti, the Company's current sole officer and director, was to receive 500,000 of those shares. The shares have yet to be issued due to nonpayment of the Company's transfer agent. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

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

10.16    [11]       Agreement between J. R. Rizzuti and Antonio Doria dated June 29, 2001.

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

[9] Previously filed with the Company's Quarterly Report on Form 10QSB filed February 20, 2001.

[10] Previously  filed with the Company's Annual Report on Form 10KSB filed July
     16, 2001.

[11] Previously  filed with the Company's  Quarterly  Report on Form 10QSB filed
     August 20, 2001.

[12] Previously  filed with the Company's  Quarterly  Report on Form 10QSB filed
     November 19, 2001.

     (b) A report on Form 8-K was filed on January 12, 2000 reporting the Share Exchange conducted between the Company and Clements Citrus Sales of Florida, Inc. on December 31, 1999. An amended report on Form 8-KA was filed on February 28, 2000 which included the required financial statements of Clements Citrus Sales of Florida, Inc. Another report on Form 8-K was filed on April 18, 2000 changing the Company's fiscal year to March 31. A report on Form 8-K was filed on December 26, 2000 disclosing a change in the Registrant's Certifying Accountant. An amended Form 8-K was filed on February 15, 2001, which amended the report previously filed December 26, 2000, to include certain information requested by the Commission. A report on Form 8-K was filed on August 13, 2002 disclosing a change in the Registrant's Certifying Accountant.

                                   SIGNATURES



     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    Clements Golden Phoenix Enterprises, Inc.
                                  (Registrant)




Date: August 14, 2002           By: /s/ Joseph Rizzuti
                                -----------------------------------------
                                Joseph Rizzuti, sole Officer and Director



     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.



Signature                   Title                               Date

/s/ Joseph Rizzuti
-------------------
Joseph Rizzuti              sole Officer and Director           August 14, 2002