Form 10QSB
period 2002-06-30
CLEMENTS GOLDEN PHOENIX ENTERPRISES INC
filed 2002-09-18
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2002
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

     Title of each class                            Name of each exchange
                                                     on which registered
         None                                                 None
---------------------------------                  -----------------------------

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

     As of June 30, 2002, there were 49,964,241 shares of voting stock of the registrant issued and outstanding. Of the 49,964,241 shares of the voting stock of the registrant issued and outstanding as of June 30, 2002, 40,250,000 shares were owned by PMC Trust UAD 3-31-91 ("PMC") pursuant to a pending subscription agreement for which the Company has not yet received payment. Excluding the shares subscribed to by PMC, the registrant had 9,714,241 shares of its voting stock issued and outstanding as of June 30, 2002.

Part I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

CLEMENTS GOLDEN PHOENIX
ENTERPRISES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

JUNE 30, 2002

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

         Statements of Operations                                          F-2

         Statements of Cash Flows                                          F-3

         Notes to Condensed Consolidated Financial Statements              F-4

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

JUNE 30, 2002

ASSETS
------------------------------------------------------------------------------- -------------------
CURRENT ASSETS
     Cash and cash equivalents                                                  $             64
     Accounts receivable, net of allowance of $82,244                                     28,160
     Loans and accrued interest receivable from former officer, net of
         allowance of $116,716                                                                 -
------------------------------------------------------------------------------- -------------------
         Total current assets                                                             28,224

PROPERTY AND EQUIPMENT, NET                                                               14,284
------------------------------------------------------------------------------- -------------------

         TOTAL ASSETS                                                           $         42,508
------------------------------------------------------------------------------- ===================

LIABILITIES AND DEFICIENCY IN ASSETS
------------------------------------------------------------------------------- -------------------

CURRENT LIABILITIES
     Current portion of long-term debt                                          $              -
     Accounts payable                                                                    552,971
     Accrued expenses                                                                    320,050
     Accrued interest payable - stockholders                                             362,287
     Convertible notes payable                                                           500,000
     Loans payable - stockholders                                                        751,248
------------------------------------------------------------------------------- ------------------
         Total current liabilities                                                     2,486,556

LONG-TERM DEBT, net of current portion                                                         -
------------------------------------------------------------------------------- ==================

         TOTAL LIABILITIES                                                             2,486,556
------------------------------------------------------------------------------- ==================

DEFICIENCY IN ASSETS
     Common stock, $.001 par value; 50,000,000 shares authorized; 10,764,201
         shares issued and outstanding                                                    10,764
     Additional paid-in capital                                                        4,931,408
     Accumulated deficit                                                        (      7,386,220)
------------------------------------------------------------------------------- ------------------
         Total deficiency in assets                                             (      2,444,048)
------------------------------------------------------------------------------- ------------------

         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                             $         42,508
------------------------------------------------------------------------------- ==================

                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001

------------------------------------------------------------------------------------------------------------
                                                               Three Months             Three Months
                                                                  Ended                     Ended
                                                              June 30, 2002             June 30, 2001
 -----------------------------------------------------------------------------------------------------------
 REVENUE                                                    $                -        $           7,306

 COST OF GOODS SOLD                                                          -                   25,794
 -----------------------------------------------------------------------------------------------------------

 GROSS PROFIT (LOSS)                                                         -     (             18,488)
 -----------------------------------------------------------------------------------------------------------

 OPERATING EXPENSES
      Consulting fees                                                        -                  146,595
      Market research and development                                        -                        -
      Professional fees                                                  2,510                   31,192
      Salaries                                                               -                   78,312
      Selling, general and administrative                                8,355                  113,945
 -----------------------------------------------------------------------------------------------------------
          Total operating expenses                                      10,865                  370,044
 -----------------------------------------------------------------------------------------------------------

 LOSS BEFORE OTHER INCOME (EXPENSE)                      (              10,865)    (            388,532)
 -----------------------------------------------------------------------------------------------------------

 OTHER INCOME (EXPENSE)
      Interest income                                                        -                        -
      Interest expense                                   (              37,095)    (             64,266)
 -----------------------------------------------------------------------------------------------------------
          Total other income (expense)                   (              37,095)    (             64,266)
 -----------------------------------------------------------------------------------------------------------

 NET LOSS                                                (  $           47,960)    (  $         452,798)
 --------------------------------------------------------===================================================

 NET LOSS PER COMMON SHARE - BASIC AND DILUTED           (  $             0.00)    (  $            0.06)
 --------------------------------------------------------===================================================

 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                      10,764,201                7,214,201
 --------------------------------------------------------===================================================

                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001

                                                                                    Three Months       Three Months
                                                                                        Ended              Ended
                                                                                    June 30, 2002      June 30, 2001
-------------------------------------------------------------------------------- ----------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    ( $      47,960)   ( $     452,798)
------------------------------------------------------------------------------- ------------------ -------------------
 Adjustment to reconcile net loss to net cash (used in) operating activities:
       Depreciation                                                                       1,409              5,898
       Loss on disposition of transportation equipment                                        -              4,083
       Changes in operating assets and liabilities:
          Accounts receivable                                                                 -              1,878
          Prepaid consulting fees                                                             -             48,147
          Prepaid expenses                                                                    -    (           197)
          Inventory                                                                           -             11,401
          Accounts payable                                                                8,187            198,327
          Accrued expenses                                                               38,380             67,728
------------------------------------------------------------------------------- ------------------ -------------------
              Total adjustments                                                          47,976            337,265
------------------------------------------------------------------------------- ------------------ -------------------
                Net cash provided by (used in) operating activities                          16    (       115,533)
------------------------------------------------------------------------------- ------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposition of transportation equipment                                     -             61,750
------------------------------------------------------------------------------- ------------------ -------------------
------------------------------------------------------------------------------- ------------------ -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                                                        -                  -
    Principal payments of long-term debt                                                      -    (        52,689)
    Proceeds from stockholder loans                                                           -             45,048
    Principal repayments of stockholder loans                                                 -    (        10,555)
    Accrued interest payable                                                                  -             62,988
    Proceeds from issuance of common stock                                                    -                  -
------------------------------------------------------------------------------- ------------------ -------------------
                Net cash provided by financing activities                                                   44,792
------------------------------------------------------------------------------- ------------------ -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         16    (         8,991)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                              48             12,787
------------------------------------------------------------------------------- ------------------ -------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $          64      $       3,796
------------------------------------------------------------------------------- ------------------ -------------------

Supplemental Disclosure:
------------------------------------------------------------------------------- ------------------ -------------------

    Cash paid for interest                                                        $           -      $       1,280
------------------------------------------------------------------------------- ------------------ -------------------

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.


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

--------------------------------------------------------------------------------

Reclassifications

Certain amounts in the financial statements for the three month period ended June 30, 2001 have been reclassified to conform with the June 30, 2002 financial statement presentation. Such reclassifications had no effect on reported net income.


NOTE 3. GOING CONCERN CONSIDERATIONS
--------------------------------------------------------------------------------

During the fiscal year ended March 31, 2002 and continuing in fiscal year 2003, the Company experienced, and continues to experience, certain cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. As reflected in the condensed consolidated financial statements, the Company has incurred net losses of approximately $48,000 for the three months ended June 30, 2002, and as of June 30, 2002, the Company's consolidated financial position reflects a working capital deficiency of approximately $2,400,000. Management's plans with regard to these matters encompass the following actions:

Liquidity

1.   Financing from Third Party Sources

For the fiscal year ending March 31, 2003, the Company plans to continue its equity fundraising efforts and is in the process of completing a private placement with an individual under which the Company is attempting to raise $4,000,000 in exchange for shares of the Company's common stock.

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


NOTE 4. LOANS AND ACCRUED INTEREST RECEIVABLE FROM FORMER OFFICER
--------------------------------------------------------------------------------

Loans and accrued interest receivable from former officer is comprised of funds disbursed to or on behalf of a former officer for various personal expenditures. In July 2000, the Company began withholding from the former officer's wages to pay back the loans. The loans bear interest at 8 1/2% per annum. During April 2001, the officer was terminated and management believes there is significant uncertainty regarding recoverability. Accordingly, the loans and related accrued interest have been fully reserved at June 30, 2002.


NOTE 5. CONVERTIBLE NOTES PAYABLE
--------------------------------------------------------------------------------

     At June 30, 2002, convertible notes payable consisted of the following:

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


NOTE 7. RELATED PARTIES
--------------------------------------------------------------------------------

During the three months ended June 30, 2002, a company controlled by an officer of the Company paid operating expenses of approximately $5,000 on behalf of the Company. As of June 30, 2002, the balance due to the related company is approximately $24,000 and is included in accounts payable.

Item 2. Management's Discussion and Analysis

Discussion and Analysis

     The Company is incorporated in the State of Florida. The Company was originally incorporated as Lucid Concepts, Inc. on July 15, 1994. It changed its name to the current name in connection with a share exchange between the Company and GlobeFruits, Inc. f/k/a Clements Citrus Sales of Florida, Inc., a Florida corporation ("GF") on December 31, 1999 (the "Agreement"). The Company's common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "CGPE". Its executive offices are presently located at 3135 S.W. Mapp Road, P.O. Box 268, Palm City, FL 34991. Its telephone number is (561) 287-5958 and its facsimile number is (561) 287- 9776.

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

     The Company was still in the development stage until December 1999 when the Share Exchange took place between GF and the Company and is still emerging from that stage. For the three (3) months ended June 30, 2002, the Company generated no revenues. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

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

Results of  Operations  -For the Three Months  Ending June 30, 2001 and June 30,
2002

Financial Condition, Capital Resources and Liquidity

     For the quarter ended June 30, 2001 and 2002, the Company recorded revenues of $7,306 and $0 respectively.

     For the quarter ended June 30, 2001 and June 30, 2002, the Company had salary expenses of $78,312 and $0. The reason for the decrease is a scale back in operations.

     For the quarters ended June 30, 2001 and 2002, the Company had selling, general and administrative expenses of $113,945 and $8,355, respectively.

     For the quarter ended June 30, 2001 and June 30, 2002, the Company paid consulting fees in the amount of $146,595 and $0 respectively. This decrease was due primarily to decreased participation in trade shows.

     For the quarter ended June 30, 2001 and the quarter ended June 30, 2002, the Company had total operating expenses of $370,044 and $10,865 respectively. The reason for the decrease was because the Company significantly scaled back its operations.

Net Losses

     For the quarter ended June 30, 2001 and the quarter ended June 30, 2002, the Company reported a net loss from operations of $452,798 and $47,960 respectively.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

Employees

     At June 30, 2002, the Company employed one (1) person, Joseph Rizzuti, who acts as the Company's sole officer and director.

Research and Development Plans

         None.

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

PART II

Item 1. Legal Proceedings.

     In September 2002, Graceland Fruit, Inc. sued GF and received a final judgment in the amount of $20,284.01, which judgment bears interest at a rate of nine percent per annum.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

[9] Previously filed with the Company's Quarterly Report on Form 10QSB filed February 20, 2001.

[10] Previously filed with the Company's Annual Report on Form 10KSB filed July 16, 2001.

[11] Previously filed with the Company's Quarterly Report on Form 10QSB filed August 20, 2001.

[12] Previously filed with the Company's Quarterly Report on Form 10QSB filed November 19, 2001.

     (b) A report on Form 8-K was filed on January 12, 2000 reporting the Share Exchange conducted between the Company and Clements Citrus Sales of Florida, Inc. on December 31, 1999. An amended report on Form 8-KA was filed on February 28, 2000 which included the required financial statements of Clements Citrus Sales of Florida, Inc. Another report on Form 8-K was filed on April 18, 2000 changing the Company's fiscal year to March 31. A report on Form 8-K was filed on December 26, 2000 disclosing a change in the Registrant's Certifying Accountant. An amended Form 8-K was filed on February 15, 2001, which amended the report previously filed December 26, 2000, to include certain information requested by the Commission. A report on Form 8-K was filed on August 13, 2002 disclosing a change in the Registrant's Certifying Accountant. An amended 8-K was filed on September 18, 2002, which report amended the report previously filed August 13, 2002.

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
                                  (Registrant)




Date September 18, 2002         By:/s/ Joseph Rizzuti
                                -----------------------------------------
                                Joseph Rizzuti, sole officer and director

                                 CERTIFICATIONS

     I, Joseph Rizzuti, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Clements Golden Phoenix Enterprises, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: September 18, 2002

/s/ Joseph Rizzuti
--------------------------------
Joseph Rizzuti
Chief Executive Officer (or equivalent thereof)

     I, Joseph Rizzuti, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Clements Golden Phoenix Enterprises, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: September 18, 2002

/s/ Joseph Rizzuti
--------------------------------
Joseph Rizzuti
Chief Financial Officer (or equivalent thereof)