Form 10QSB
period 2002-09-30
CLEMENTS GOLDEN PHOENIX ENTERPRISES INC
filed 2002-12-18
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2002
Commission file no.:  0-27137

                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                                65-0509296
------------------------------------                     ----------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                               Identification No.)

3135 S.W. Mapp Road
P.O. Box 268, Palm City, FL                                        34991
---------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (561) 287-5958

Securities to be registered under Section 12(b) of the Act:

     Title of each class                           Name of each exchange
                                                    on which registered
         None                                              None
---------------------------                       -----------------------------

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

     As of September 30, 2002, there were 49,964,241 shares of voting stock of the registrant issued and outstanding. Of the 49,964,241 shares of the voting stock of the registrant issued and outstanding as of September 30, 2002, 40,250,000 shares were owned by PMC Trust UAD 3-31-91 ("PMC") pursuant to a pending subscription agreement for which the Company has not yet received payment. Excluding the shares subscribed to by PMC, the registrant had 9,714,241 shares of its voting stock issued and outstanding as of September 30, 2002.

Part I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                             Clements Golden Phoenix
                        Enterprises, Inc. and Subsidiary
                              FINANCIAL STATEMENTS
                               September 30, 2002





                                  TABLE OF CONTENTS




Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets                                      1

Condensed Consolidated Statements of Operations                            2

Condensed Consolidated Statements of Cash Flows                            3

Notes to Condensed Consolidated Financial Statements                       4

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30,          March 31,
                                                                                    2002                 2002
                                                                             ------------------    ----------------
                                                                                 (Unaudited)           (Audited)
CURRENT ASSETS
Cash and cash equivalents                                                     $               -    $             48
Accounts receivable, net of allowance of $82,244                                         28,160              28,160

Loans and accrued interest receivable from former officer, net of
allowance of $121,326                                                                         -                   -
                                                                             ------------------    ----------------
Total current assets                                                                     28,160              28,208

PROPERTY AND EQUIPMENT, NET                                                              13,018              15,693
                                                                             ------------------    ----------------

TOTAL ASSETS                                                                  $          41,178     $        43,901
                                                                             ==================    ================

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accounts payable                                                              $         584,743     $       544,784
Accrued expenses                                                                        330,835             318,765
Accrued interest payable - stockholders                                                 399,017             325,192
Convertible notes payable                                                               500,000             500,000
Loans payable -- stockholders                                                           751,248             751,248
TOTAL LIABILITIES                                                                     2,565,843           2,439,989
                                                                             ------------------    ----------------

DEFICIENCY IN ASSETS

Common stock, $.001 par value; 50,000,000 shares authorized;
10,764,201 shares issued and outstanding                                                 10,764              10,764
Additional paid-in capital                                                            4,931,408           4,931,408
Accumulated deficit                                                                  (7,466,837)         (7,338,260)
TOTAL DEFICIENCY IN ASSETS                                                           (2,524,665)         (2,396,088)
                                                                             ------------------    ----------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                    $          41,178    $         43,901
                                                                             ==================    ================


                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

                                                         Three months ended                    Six months ended
                                                           September 30,                         September 30,
                                                ------------------------------------  -----------------------------------
                                                      2002               2001               2002              2001
                                                -----------------  -----------------  ----------------  -----------------

REVENUE                                          $              -   $         15,957  $              -  $         23,263

COST OF GOODS SOLD                                              -             14,633                 -             40,427
                                                -----------------  -----------------  ----------------  -----------------

GROSS PROFIT (LOSS)                                             -              1,324                 -            (17,164)
                                                -----------------  -----------------  ----------------  -----------------

OPERATING EXPENSES
Consulting fees                                                 -              7,999                 -            154,594
Professional fees                                          41,272             17,148            43,782             48,340
Salaries                                                        -             60,058                 -            138,370
Selling, general and administrative                         2,477             52,911            10,970            166,856
Total operating expenses                                   43,749            138,116            54,752            508,160
                                                -----------------  -----------------  ----------------  -----------------

LOSS BEFORE OTHER INCOME (EXPENSE)                        (43,749)          (136,792)          (54,752)          (525,324)
                                                -----------------  -----------------  ----------------  -----------------

OTHER INCOME (EXPENSE)
Interest income                                                 -                  2                 -                  2
Interest expense                                          (19,227)           (57,365)          (73,825)          (121,631)
Total other income (expense)                              (19,227)           (57,363)          (73,825)          (121,629)
                                                -----------------  -----------------  ----------------  -----------------

NET LOSS                                                  (62,976)          (194,155)         (128,577)          (646,953)
                                                =================  =================  ================  =================


NET LOSS PER COMMON SHARE - BASIC AND DILUTED   $          (0.01) $           (0.02) $          (0.01) $           (0.08)
                                                =================  =================  ================  =================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          10,764,201          8,668,005        10,764,201          7,949,091
                                                =================  =================  ================  =================



                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                     2002              2001
                                                                                ---------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $      (128,577)  $       (646,953)
                                                                                ---------------   ----------------
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation                                                                              2,675              7,353
Loss on disposition of transportation equipment                                               -              4,083
Changes in operating assets and liabilities:
Accounts receivable                                                                           -              3,309
Prepaid consulting fees                                                                       -             48,147
Prepaid expenses                                                                              -             (3,872)
Inventory                                                                                     -             20,401
Accounts payable                                                                         39,959            240,108
Accrued interest payable                                                                 73,825            119,271
Accrued expenses                                                                         12,070             81,574
Total adjustments                                                                       128,529            520,374
                                                                                ---------------   ----------------
Net cash used in operating activities                                                       (48)          (126,579)
                                                                                ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of transportation equipment                                         -             61,750
                                                                                ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt                                                          -            (52,689)
Proceeds from stockholder loans                                                               -            118,470
Principal repayments of stockholder loans                                                     -            (10,555)
Net cash provided by financing activities                                                     -             55,226
                                                                                ---------------   ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (48)            (9,603)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                              48             12,787
                                                                                ---------------   ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $             -   $          3,184
                                                                                ===============   ================

Supplemental Disclosure:
Cash paid for interest                                                          $             -   $          1,280
Cash paid for taxes                                                             $             -   $              -


                             See accompanying notes.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Consolidation

The condensed consolidated financial statements include the accounts of Clements Golden Phoenix Enterprises, Inc. and its wholly owned subsidiary, Globefruits, Inc. (collectively ""the Company""). The wholly owned subsidiary changed its name from Clements Citrus Sales of Florida, Inc. to Globefruits, Inc in October 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the Company"s audited financial statements and footnotes thereto included in the Company"s Annual Report on Form 10- KSB for the year ended June 30, 2

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain amounts in the financial statements for the six month period ended September 30, 2001 have been reclassified to conform with the September 30, 2002 financial statement presentation. Such reclassifications had no effect on reported net income.

NOTE 3. GOING CONCERN CONSIDERATIONS

During the fiscal year ended March 31, 2002 and continuing in fiscal 2003, the Company experienced, and continues to experience, certain cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. As reflected in the condensed consolidated financial statements, the Company has incurred net losses of approximately $129,000 for the six months ended September 30, 2002, and as of September 30, 2002, the Company's consolidated financial position reflects a working capital deficiency of approximately $2,525,000. Management's plans with regard to these matters encompass the following actions:

Liquidity

1.   Financing  from Third Party
     Sources For the fiscal year ending March 31, 2003, the Company plans to continue its equity fundraising efforts and is in the process of completing a private placement with an individual under which the Company is attempting to raise $4,000,000 in exchange for shares of the Company"s common stock.

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

Profitability

1.   Business Plan
     The Company has formulated, and is in the process of implementing, a strategic plan focused on business development in terms of increased revenues and reduced operating expenses. The key elements of the plan include the following:

     - Focus operations globally as opposed to limiting the Company"s markets to the Asian territories
     - Implement a distribution strategy utilizing strategic alliances with major global food companies in addition to existing distributors
     - Shift marketing and market research expenses burden from the Company to local distributors

     Management continues its efforts to manage costs and operating expenses, so as to improve gross margins and profitability.

NOTE 4. LOANS AND ACCRUED INTEREST RECEIVABLE FROM FORMER OFFICER

Loans and accrued interest receivable from former officer is comprised of funds disbursed to or on behalf of a former officer for various personal expenditures. In July 2000, the Company began withholding from the former officer"s wages to pay back the loans. The loans bear interest at 8 1/2 1/2% per annum. During April 2001, the officer was terminated and management believes there is significant uncertainty regarding recoverability. Accordingly, the loans and related accrued interest have been fully reserved at September 30, 2002.

NOTE 5. CONVERTIBLE NOTES PAYABLE

At June 30, 2002, convertible notes payable consisted of the following:

     - $100,000 note to a stockholder dated March 1, 2000. Interest accrues at a rate of 12% per annum on the unpaid principal balance and is due quarterly. The unpaid principal and accrued interest could be converted into shares of the restricted common stock of the company at the option of the payee on or before March 1, 2001. If not converted, the unpaid principal and accrued interest would be due on March 1, 2001. The note has matured and is due on demand.

     - $150,000 note to a stockholder dated October 19, 2000. Interest accrues at a rate of 12% per annum on the unpaid principal balance and is due quarterly. The unpaid principal and accrued interest could be converted into shares of the restricted common stock of the company at the option of the payee on or before October 19, 2001. If not converted, the unpaid principal and accrued interest would be due on October 19, 2001. The note has matured and is due on demand.

     - $250,000 note to a stockholder dated December 11, 2000. Interest accrues at a rate of 11% per annum on the unpaid principal balance and was due on April 10, 2001. The unpaid principal and accrued interest may be converted into shares of the restricted common stock of the company at the option of the payee on or before April 10, 2001. As the note was not converted, the unpaid principal and accrued interest was due on April 10, 2001. However, the Company received an extension of the due date of the principal and accrued interest until October 10, 2001. In connection with this note, the Company issued the note holder 6,250 shares of the Company"s restricted common stock and warrants to purchase 6,250 additional shares of the Company"s restricted common stock. The note has matured and is due on demand.

NOTE 6. LOANS PAYABLE - STOCKHOLDERS

Certain stockholders have advanced funds to the Company for working capital purposes. These advances are evidenced by promissory notes with stated interest rates of 12% per annum. The principal and accrued interest are payable on demand.

NOTE 7. RELATED PARTIES

During the six months ended September 30, 2002, a company controlled by an officer of the Company paid operating expenses of approximately $9,000 on behalf of the Company. As of September 30, 2002, the balance due to the related company is approximately $28,000 and is included in accounts payable.

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

     The Company was still in the development stage until December 1999 when the Agreement took place between GF and the Company and is still emerging from that stage. For the three (3) months ended September 30, 2002, the Company generated no revenues. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

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

Results of Operations -For the Three and Six Months Ended September 30, 2002 and September 30, 2001

Financial Condition, Capital Resources and Liquidity

     For the quarter ended September 30, 2002 and 2001, the Company recorded revenues of $0 and $15,957 respectively. For the six months ended September 30, 2002 and 2001, the Company recorded revenues of $0 and $23,263 respectively.

     For the quarter ended September 30, 2002 and 2001, the Company had salary expenses of $0 and $60,058. The reason for the decrease is a scale back in operations. For the six months ended September 30, 2002 and 2001, the Company had salary expenses of $0 and $138,370.

     For the quarter ended September 30, 2002 and 2001, the Company had selling, general and administrative expenses of $2,477 and $52,911, respectively. For the six months ended September 30, 2002 and 2001, the Company had selling, general and administrative expenses of $10,970 and $166,856, respectively.

     For the quarter ended September 30, 2002 and 2001, the Company paid professional fees in the amount of $41,272 and $17,148 respectively. This decrease was due primarily to decreased participation in trade shows. For the six months ended September 30, 2002 and 2001, the Company paid consulting fees in the amount of $43,782 and $48,340 respectively. Although the professional fees are considerably higher for the 3 months ended September 2002 than for the 3 months ended September 2001, they are comparable for the 9 months ended September 2002 and 2001.

     For the quarter ended September 30, 2002 and 2001, the Company paid consulting fees in the amount of $0 and $7,999 respectively. This decrease was due primarily to decreased participation in trade shows. For the six months ended September 30, 2002 and 2001, the Company paid consulting fees in the amount of $0 and $154,594 respectively.

     For the quarter ended September 30, 2002 and 2001, the Company had total operating expenses of $43,749 and $138,116 respectively. The reason for the decrease was because the Company significantly scaled back its operations. For the six months ended September 30, 2002 and 2001, the Company had total operating expenses of $54,752 and $508,160 respectively.

Net Losses

     For the quarter ended September 30, 2002 and 2001, the Company reported a net loss from operations of $62,976 and $194,155 respectively. For the six months ended September 30, 2002 and 2001, the Company reported a net loss from operations of $128,577 and $646,953 respectively.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

Employees

     At September 30, 2002, the Company employed one (1) person, Joseph Rizzuti, who acts as the Company's sole officer and director.

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

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending September 30, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

16.4     [8]      Letter from Joan R. Staley, CPA, P.A.

99.1     *        Sarbanes Oxley Certification by Chief Executive Officer.

99.2     *        Sarbanes Oxley Certification by Chief Financial Officer.
--------------------

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

                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
                                  (Registrant)


Date November 14, 2002       By:/s/ Joseph Rizzuti
                             ----------------------------------------
                             Joseph Rizzuti, sole officer and director

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



Date: November 14, 2002

/s/ Joseph Rizzuti
---------------------------------------------
Joseph Rizzuti
Chief Executive Officer (or equivalent thereof)



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



Date: November 14, 2002

/s/ Joseph Rizzuti
---------------------------------------------
Joseph Rizzuti
Chief Financial Officer (or equivalent thereof)