Form 10QSB
period 2002-12-31
CLEMENTS GOLDEN PHOENIX ENTERPRISES INC
filed 2003-03-17
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2002

Commission file no.: 0-27137

                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
                  --------------------------------------------
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

                    Common Stock, $0.001 par value per share
                       ----------------------------------
                                (Title of class)

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

Yes X No

As of December 31, 2002, there were 12,264,201 shares of voting stock of the registrant issued and outstanding.

                         Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS



            Clements Golden Phoenix Enterprises, Inc. and Subsidiary
                              FINANCIAL STATEMENTS
                                December 31, 2002

                                     TABLE OF CONTENTS




     Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets                                       F-1

Condensed Consolidated Statements of Operations                             F-2

Condensed Consolidated Statements of Cash Flows                             F-3

Notes to Condensed Consolidated Financial Statements                        F-4

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         December 31,        March 31,
                                                                             2002               2002
                                                                          (Unaudited)         (Audited)
                                                                        ---------------- ------------------
CURRENT ASSETS
Cash and cash equivalents                                               $              - $               48
Accounts receivable, net of allowance of $82,244                                  28,160             28,160
Loans and accrued interest receivable from former officer, net of
allowance of $121,326                                                                  -                  -
Total current assets                                                              28,160             28,208

PROPERTY AND EQUIPMENT, NET                                                       11,680             15,693
-----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $         39,840 $           43,901
===========================================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS
========================================================================
CURRENT LIABILITIES
Accounts payable                                                        $        568,367 $          544,784
Accrued expenses                                                                 339,606            318,765
Accrued interest payable - stockholders                                          435,929            325,192
Convertible notes payable                                                        500,000            500,000
Loans payable -- stockholders                                                    681,248            751,248
TOTAL LIABILITIES                                                              2,525,150          2,439,989
-----------------------------------------------------------------------------------------------------------

DEFICIENCY IN ASSETS

Common stock, $.001 par value; 50,000,000 shares authorized;
12,264,201 shares issued and outstanding                                          12,264             10,764
Additional paid-in capital                                                     5,034,908          4,931,408
Accumulated deficit                                                           (7,532,482)        (7,338,260)
TOTAL DEFICIENCY IN ASSETS                                                    (2,485,310)        (2,396,088)
-----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                              $        39,840  $           43,901

See accompanying summary of notes to unaudited condensed consolidated financial statements.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001


                                                  Three months ended December 31,      Nine months ended December 31,
                                                 -----------------------------------  -----------------------------------
                                                      2002               2001             2002                2001
                                                 ---------------- ------------------  ---------------  ------------------

REVENUE                                          $              - $          109,658  $             -  $          132,921

COST OF GOODS SOLD                                              -             92,454                -             132,465
-------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                                             -             17,204                -                 456
-------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Consulting fees                                                 -             49,000                -             203,595
Professional fees                                          23,535             13,484           67,317              59,325
Salaries                                                        -             47,635                -             186,005
Selling, general and administrative                         4,712             41,378           15,682             209,485
Total operating expenses                                   28,247            151,497           82,999             658,410
-------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSE)                        (28,247)          (134,293)         (82,999)           (657,954)

OTHER INCOME (EXPENSE)
Interest income                                                 -                  2                -                   6
Interest expense                                          (37,399)           (54,693)        (111,224)           (177,989)
Total other income (expense)                              (37,399)           (54,691)        (111,224)           (177,983)
------------------------------------------------------------------------------------ ------------------------------------

NET LOSS                                                  (65,646)          (188,984)        (194,223)           (835,937)
=========================================================================================================================


NET LOSS PER COMMON SHARE - BASIC AND DILUTED    $          (0.01)$            (0.02) $         (0.02) $            (0.10)
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          11,027,937          9,714,201       10,851,792           8,541,756




See accompanying summary of notes to unaudited condensed consolidated financial statements.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

                                                                                   2002                  2001
                                                                                ---------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $      (194,223) $           (835,937)
---------------------------------------------------------------------------------------------------------------------
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation                                                                              4,013                 8,690
Loss on disposition of transportation equipment                                               -                 4,083
Changes in operating assets and liabilities:
Accounts receivable                                                                           -              (104,904)
Prepaid consulting fees                                                                       -                48,147
Prepaid expenses                                                                              -               (17,650)
Inventory                                                                                     -                20,401
Accounts payable                                                                         58,584               368,443
Accrued interest payable                                                                110,737               173,963
Accrued expenses                                                                         20,841               125,380
       Total adjustments                                                                194,175               626,553
---------------------------------------------------------------------------------------------------------------------
           Net cash used in operating activities                                            (48)             (209,384)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of transportation equipment                                         -                61,750
Other assets                                                                                  -                   186
          Net cash provided by investing activities                                           -                61,936
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt                                                          -               (52,689)
Proceeds from stockholder loans                                                               -               210,871
Principal repayments of stockholder loans                                                     -               (23,055)
         Net cash provided by financing activities                                            -               135,127
---------------------------------------------------------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (48)              (12,321)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                              48                12,787
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $             -   $               466
=====================================================================================================================

Supplemental Disclosure:
---------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                          $             -   $             1,280
Cash paid for taxes                                                             $             -   $                 -
=====================================================================================================================

Supplemental Disclosure of Non-Cash Activities:
---------------------------------------------------------------------------------------------------------------------
Issued stock for services                                                       $        35,000   $                 -
Issued stock to repay stockholder note                                          $        70,000   $                 -
=====================================================================================================================

See accompanying summary of notes to unaudited condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the Company"s audited financial statements and footnotes thereto included in the Company"s Annual Report on Form 10-KSB for the year ended March 31,

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3. GOING CONCERN CONSIDERATIONS

During the fiscal year ended March 31, 2002 and continuing in fiscal 2003, the Company experienced, and continues to experience, certain cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. As reflected in the condensed consolidated financial statements, the Company has incurred net losses of approximately $194,000 for the nine months ended December 31, 2002, and as of December 31, 2002, the Company's consolidated financial position reflects a working capital deficiency of approximately $2,497,000. Management's plans with regard to these matters encompass the following actions:

Liquidity

1. Financing from Third Party Sources For the fiscal year ending March 31, 2003, the Company plans to continue its equity fundraising efforts. A private placement with an individual under which the Company was attempting to raise $4,000,000 in exchange for shares of the Company"s common stock has been terminated and other such financing is being pursued.

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

Profitability

1.   Business Plan
     The Company has formulated, and is in the process of implementing, a strategic plan focused on business development in terms of increased revenues and reduced operating expenses. The key elements of the plan include the following:

     * Focus operations globally as opposed to limiting the Company"s markets to the Asian territories
     * Implement a distribution strategy utilizing strategic alliances with major global food companies in addition to existing distributors
     * Shift marketing and market research expenses burden from the Company to local distributors


     Management continues its efforts to manage costs and operating expenses, so as to improve gross margins and profitability.

NOTE 4. LOANS AND ACCRUED INTEREST RECEIVABLE FROM FORMER OFFICER

Loans and accrued interest receivable from former officer is comprised of funds disbursed to or on behalf of a former officer for various personal expenditures. In July 2000, the Company began withholding from the former officer"s wages to pay back the loans. The loans bear interest at 8 1/2 1/2% per annum. During April 2001, the officer was terminated and management believes there is significant uncertainty regarding recoverability. Accordingly, the loans and related accrued interest have been fully reserved at December 31, 2002.

NOTE 5. CONVERTIBLE NOTES PAYABLE

At December 31, 2002, convertible notes payable consisted of the following:

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

NOTE 7. RELATED PARTIES

During the six months ended December 31, 2002, a company controlled by an officer of the Company paid operating expenses of approximately $11,000 on behalf of the Company. As of December 31, 2002, the balance due to the related company is approximately $30,000 and is included in accounts payable.

In December 2002, the Company issued 1,000,000 shares of it restricted common stock to a stockholder in repayment of a loan payable of $70,000. The stock was valued at $0.07 per share which approximated the fair value at the date of the transaction.

In December 2002, the Company issued 500,000 shares of it restricted common stock to its attorney in exchange for legal services valued at $35,000. The stock was valued at $0.07 per share which approximated the fair value at the date of the transaction.

NOTE 8. SUBSEQUENT EVENT

In March 2003, the Company issued 500,000 shares of its restricted common stock to an outside party for services performed on behalf of the Company valued at $35,000. The stock was valued at $0.07 per share which approximated the fair value at the date of the transaction.

Item 2. Management's Discussion and Analysis

General

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

During the quarter, the Company cancelled the certificate originally issued to PMC Trust UAD 3-31-91 ("PMC") pursuant to a subscription agreement to purchase 40,250,000 shares of the Company's restricted common stock for which the Company never received payment.

In December 2002, the Company issued 1,000,000 shares of its restricted common stock valued at $70,000, to Joseph Rizzuti, the Company's sole officer and director, for services rendered to the Company in 2002. For such offering, the Company relied upon the 506 Exemption.

Also in December 2002, the Company issued 500,000 shares of its restricted common stock to Donald Mintmire in exchange for a release from debt for legal services in the amount of $35,000. For such offering, the Company relied upon the 506 Exemption.

In March 2003, the Company issued 500,000 shares of its restricted common stock to Freeman Perry pursuant to a resolution of the Board of Directors dated January 8, 2003. The shares were issued for consulting and advisory services performed on behalf of the Company valued at $35,000. For such offering, the Company relied upon the 506 Exemption.

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

The Company was still in the development stage until December 1999 when the Agreement took place between GF and the Company and is still emerging from that stage. For the three (3) months ended December 31, 2002, the Company generated no revenues. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

Since contracting with its first two (2) distributors and upon being granted permits to ship citrus directly to mainland China, the Company has significantly paired down operations in an effort to cut expenses. It has laid off all of its employees including virtually all of its upper level management due to lack of working capital. Its ability to continue as a going concern is questionable.

Results of Operations -For the Three and Nine Months Ended December 31, 2002 and December 31, 2001

Financial Condition, Capital Resources and Liquidity

For the quarter ended December 31, 2002 and 2001, the Company recorded revenues of $0 and $109,658, respectively. For the nine months ended December 31, 2002 and 2001, the Company recorded revenues of $0 and $132,921, respectively.

For the quarter ended December 31, 2002 and 2001, the Company had salary expenses of $0 and $47,635. The reason for the decrease is a scale back in operations. For the nine months ended December 31, 2002 and 2001, the Company had salary expenses of $0 and $186,005, respectively.

For the quarter ended December 31, 2002 and 2001, the Company had selling, general and administrative expenses of $4,712 and $41,378, respectively. For the nine months ended December 31, 2002 and 2001, the Company had selling, general and administrative expenses of $15,682 and $209,485, respectively.

For the quarter ended December 31, 2002 and 2001, the Company paid professional fees in the amount of $23,535 and $13,484, respectively. For the nine months ended December 31, 2002 and 2001, the Company paid professional fees of $67,317 and $59,325, respectively.

For the quarter ended December 31, 2002 and 2001, the Company paid consulting fees of $0 and $49,000, respectively. This decrease was due primarily to decreased participation in trade shows. For the nine months ended December 31, 2002 and 2001, the Company paid consulting fees of $0 and $203,595, respectively.

For the quarter ended December 31, 2002 and 2001, the Company had total operating expenses of $28,247 and $151,497, respectively. The reason for the decrease was that the Company significantly scaled back its operations. For the nine months ended December 31, 2002 and 2001, the Company had total operating expenses of $82,999 and $658,410, respectively.

Net Losses

For the quarter ended December 31, 2002 and 2001, the Company reported a net loss from operations of $65,646 and $188,984,respectively. For the nine months ended December 31, 2002 and 2001, the Company reported a net loss from operations of $194,223 and $835,937, respectively.

The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

Employees

At December 31, 2002, the Company employed one (1) person, Joseph Rizzuti, who acts as the Company's sole officer and director.

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

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

     (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

     (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                     PART II

Item 1. Legal Proceedings.

In September 2002, Graceland Fruit, Inc. sued GF and obtained a final judgment in the amount of $20,284.01, which judgment accrues interest at a rate of nine percent per annum.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

16.4     [8]      Letter from Joan R. Staley, CPA, P.A.

99.1     *        Sarbanes Oxley Certification by Chief Executive Officer and Chief Financial Officer.

----------------------
*    Filed herewith

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


                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
                                  (Registrant)




Date March 14, 2003       By: /s/ Joseph Rizzuti
                            ----------------------------------------
                            Joseph Rizzuti, sole officer and director

                                 CERTIFICATIONS

I, Joseph Rizzuti, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Clements Golden Phoenix Enterprises, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Joseph Rizzuti
---------------------
Joseph Rizzuti
Chief Executive Officer and Chief Financial Officer (or equivalent)