Form 10QSB/A
period 2002-12-31
CLEMENTS GOLDEN PHOENIX ENTERPRISES INC
filed 2003-04-29
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2002

Commission file no.: 0-27137

                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
                 ----------------------------------------------
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

                    Common Stock, $0.001 par value per share
                          ---------------------------
                                (Title of class)

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

                                                                Yes [X]  No [_]

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

Condensed Consolidated Balance Sheets                                    F-1

Condensed Consolidated Statements of Operations                          F-2

Condensed Consolidated Statements of Cash Flows                          F-3

Notes to Condensed Consolidated Financial Statements                     F-4

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         December 31,       March 31,
                                                                             2002              2002
                                                                          (Unaudited)       (Audited)
                                                                       ----------------  ----------------
CURRENT ASSETS
Cash and cash equivalents                                              $              -  $             48
Accounts receivable, net of allowance of $110,404 and $82,244,
respectively                                                                          -            28,160
Loans and accrued interest receivable from former officer, net of
allowance of $121,326                                                                 -                 -
---------------------------------------------------------------------- ----------------- ----------------
Total current assets                                                                  -            28,208

PROPERTY AND EQUIPMENT, NET                                                      11,680            15,693
---------------------------------------------------------------------- ----------------- ----------------

TOTAL ASSETS                                                           $         11,680  $         43,901
====================================================================== ================= ================

LIABILITIES AND DEFICIENCY IN ASSETS
CURRENT LIABILITIES
Accounts payable                                                       $        568,367  $        544,784
Accrued expenses                                                                339,606           318,765
Accrued interest payable - stockholders                                         435,929           325,192
Convertible notes payable                                                       500,000           500,000
Loans payable -- stockholders                                                   681,248           751,248
TOTAL LIABILITIES                                                             2,525,150         2,439,989
---------------------------------------------------------------------- ----------------- ----------------

DEFICIENCY IN ASSETS
Common stock, $.001 par value; 50,000,000 shares authorized;
12,264,201 shares issued and outstanding                                         12,264            10,764
Additional paid-in capital                                                    5,034,908         4,931,408
Accumulated deficit                                                          (7,560,642)       (7,338,260)
TOTAL DEFICIENCY IN ASSETS                                                   (2,513,470)       (2,396,088)
---------------------------------------------------------------------- ----------------- ----------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                             $         11,680  $         43,901
====================================================================== ================= ================

See accompanying summary of notes to unaudited condensed consolidated financial statements.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001


                                                      Three months ended December 31,  Nine months ended December 31,
                                                            2002            2001           2002              2001
                                                      ---------------  -------------- ---------------  --------------
REVENUE                                               $             - $       109,658 $             -  $      132,921

COST OF GOODS SOLD                                                  -          92,454               -         132,465
--------------------------------------------------------------------- --------------- ---------------  --------------

GROSS PROFIT (LOSS)                                                 -          17,204               -             456
--------------------------------------------------------------------- --------------- ---------------  --------------

OPERATING EXPENSES
Consulting fees                                                     -          49,000               -         203,595
Bad debts - trade                                              28,160               -          28,160               -
Professional fees                                              23,535          13,484          67,317          59,325
Salaries                                                            -          47,635               -         186,005
Selling, general and administrative                             4,712          41,378          15,682         209,485
Total operating expenses                                       56,407         151,497         111,159         658,410
--------------------------------------------------------------------- --------------- ---------------  --------------

LOSS BEFORE OTHER INCOME (EXPENSE)                            (56,407)       (134,293)       (111,159)       (657,954)
--------------------------------------------------------------------- --------------- ---------------  --------------

OTHER INCOME (EXPENSE)
Interest income                                                     -               2               -               6
Interest expense                                              (37,399)        (54,693)       (111,224)       (177,989)
Total other income (expense)                                  (37,399)        (54,691)       (111,224)       (177,983)
--------------------------------------------------------------------- --------------- ---------------  --------------

NET LOSS                                                      (93,806)       (188,984)       (222,383)       (835,937)
===================================================================== =============== ===============  ==============

NET LOSS PER COMMON SHARE - BASIC AND
DILUTED                                               $         (0.01)$         (0.02)$         (0.02) $        (0.10)
===================================================================== =============== ===============  ==============

 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             11,027,937       9,714,201      10,851,792       8,541,756
===================================================================== =============== ===============  ==============




See accompanying summary of notes to unaudited condensed consolidated financial statements.

CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

                                                                                     2002             2001
                                                                                ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $       (222,383)$       (835,937)
------------------------------------------------------------------------------------------------ ----------------
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation                                                                               4,013            8,690
Bad debt expense                                                                          28,160                -
Loss on disposition of transportation equipment                                                -            4,083
Changes in operating assets and liabilities:
Accounts receivable                                                                            -         (104,904)
Prepaid consulting fees                                                                        -           48,147
Prepaid expenses                                                                               -          (17,650)
Inventory                                                                                      -           20,401
Accounts payable                                                                          58,584          368,443
Accrued interest payable                                                                 110,737          173,963
Accrued expenses                                                                          20,841          125,380
Total adjustments                                                                        222,335          626,553
------------------------------------------------------------------------------------------------ ----------------
Net cash used in operating activities                                                        (48)        (209,384)
------------------------------------------------------------------------------------------------ ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of transportation equipment                                          -           61,750
Other assets                                                                                   -              186
Net cash provided by investing activities                                                      -           61,936
------------------------------------------------------------------------------------------------ ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt                                                           -          (52,689)
Proceeds from stockholder loans                                                                -          210,871
Principal repayments of stockholder loans                                                      -          (23,055)
Net cash provided by financing activities                                                      -          135,127
------------------------------------------------------------------------------------------------ ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                        (48)         (12,321)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                               48           12,787

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $              - $            466
================================================================================================ ================

Supplemental Disclosure:
--------------------------------------------------------------------------------
Cash paid for interest                                                          $              - $          1,280
Cash paid for taxes                                                             $              - $              -
================================================================================================ ================

Supplemental Disclosure of Non-Cash Activities:
--------------------------------------------------------------------------------
Issued stock for services                                                       $         35,000 $              -
Issued stock to repay stockholder note                                          $         70,000 $              -


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

Profitability

1.   Business Plan
     The Company has formulated, and is in the process of implementing, a strategic plan focused on business development in terms of increased revenues and reduced operating expenses. The key elements of the plan include the following:

* Focus operations globally as opposed to limiting the Company "s markets to the Asian territories
* Implement a distribution strategy utilizing strategic alliances with major global food companies in addition to existing distributors
* Shift marketing and market research expenses burden from the Company to local distributors


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

In December 2002, the Company issued 1,000,000 shares of its restricted common stock valued at $70,000, to Joseph Rizzuti, the Company's sole officer and director, in exchange for a partial release from debt and cancellation of loans previously made to the Company in that amount. For such offering, the Company relied upon the 506 Exemption.

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

Although the Company originally intended to be the first to market high quality 100% pure orange juice from concentrate to China and management received overwhelmingly positive response to its business plan, the Company has been unable to successfully enter this potentially lucrative market. As a result, the Company did not have any revenues for the nine months ended December 31, 2002 and expects this trend to continue for the foreseeable future if management is unable to secure additional funding.

For the quarter ended December 31, 2002 and 2001, the Company had salary expenses of $0 and $47,635. The reason for the decrease is a major scale back in operations. For the nine months ended December 31, 2002 and 2001, the Company had salary expenses of $0 and $186,005, respectively.

For the quarter ended December 31, 2002 and 2001, the Company had selling, general and administrative expenses of $4,712 and $41,378, respectively. The reason for the sharp decrease in spending is a major scale back in operations. For the nine months ended December 31, 2002 and 2001, the Company had selling, general and administrative expenses of $15,682 and $209,485, respectively.

For the quarter ended December 31, 2002 and 2001, the Company paid professional fees in the amount of $23,535 and $13,484, respectively. For the nine months ended December 31, 2002 and 2001, the Company paid professional fees of $67,317 and $59,325, respectively.

These professional fees are directly attributable to legal and accounting fees paid to keep the Company current in its reports with the Securities and Exchange Commission.

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

In September 2002, Graceland Fruit, Inc. sued GlobeFruits, Inc., the Company's wholly owned subsidiary and obtained a final judgment in the amount of $20,284.01, which judgment accrues interest at a rate of nine percent per annum.

The Company's liabilities continued to increase during the quarter ended December 31, 2002 as a direct result of the Company being unable to break into the Asian frozen drink market, as discussed in Results of Operations. While management has reduced the Company's expenses to what it feels is a sustainable level until the Company begins to sell its product, there is no indication that this trend will reverse itself and management may be forced to search for other areas in which to reduce expenses or seek other methods of raising capital.

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

                                     PART II

Item 1. Legal Proceedings.

In September 2002, Graceland Fruit, Inc. sued GlobeFruits, Inc., the Company's wholly owned subsidiary and obtained a final judgment in the amount of $20,284.01, which judgment accrues interest at a rate of nine percent per annum.

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

                    CLEMENTS GOLDEN PHOENIX ENTERPRISES, INC.
                                  (Registrant)





Date April 28, 2003       By: /s/ Joseph Rizzuti
                            ----------------------------------------
                            Joseph Rizzuti, sole officer and director

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

Date: April 28, 2003


/s/ Joseph Rizzuti
---------------------
Joseph Rizzuti
Chief Executive Officer and Chief Financial Officer (or equivalent)