Form 10KSB
period 2003-03-31
ATLAS RESOURCES INTERNATIONAL INC
filed 2003-08-19
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________

Commission File No.  0-27137

                       Atlas Resourses International, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

    Florida                                                        65-0509296
--------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

3135 S.W. Mapp Road
P.O. Box 268, Palm City, FL                                        34991
-------------------------------                              -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number (561) 287-5958

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class                              Name of each exchange
                                                     on which registered
          None
-----------------------------                       -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                           --------------------------
                                (Title of class)


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

                     Yes  [X]      No[_]


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year. $0.

     Of the 11,714,241 shares of voting stock of the registrant issued and outstanding as of March 31, 2003, 6,180,823 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of March 31, 2003 was $247,232.92.

                                     PART I

Item 1. Description of Business

(a) Business Development

     Atlas Resources International, Inc. f/k/a Clements Golden Phoenix Enterprises, Inc. (the "Company" or "ARII") is incorporated in the State of Florida. The Company was originally incorporated as Lucid Concepts, Inc. on July 15, 1994. It changed its name in connection with a share exchange between the Company and Clements Citrus Sales of Florida, Inc. n/k/a GlobeFruits, Inc., a Florida corporation ("GF") on December 31, 1999 (the "Agreement"). May 13, 2003, the Company changed its name to its current name to better reflect its intended course of business. The Company's common stock is presently quoted on the Over the Counter Bulletin Board. Its executive offices are presently located at 3135 S.W. Mapp Road, P.O. Box 268, Palm City, FL 34991. Its telephone number is (561) 287-5958 and its facsimile number is (561) 287-9776.

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

     In December 2002, the Company issued 1,000,000 shares of its restricted common stock valued at $70,000, to Joseph Rizzuti, the Company's current Chairman, in exchange for a partial release from debt and cancellation of loans previously made to the Company in that amount. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

     Also in December 2002, the Company issued 500,000 shares of its restricted common stock to Donald Mintmire, the Company's legal counsel, in exchange for a release from debt for legal services in the amount of $35,000. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

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

History

     Atlas Resources International, Inc. trades on the Over The Counter Bulletin Board and is quoted under the symbol ALRE. Atlas is headquartered in Stuart, FL, in the heart of the famed Indian River citrus growing region, which is generally considered to produce some of the best tasting oranges and orange juice in the world. GlobeFruits has spent the last three years favorably organizing and developing a pathway into opening the Chinese citrus market. GlobeFruits has played an integral part in actively promoting citrus products to the Chinese market, which had traditionally been closed to the U.S. GlobeFruits is now actively developing this new export market.

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

Present

     The company has laid off all employees and curtailed all operating expenditures except for essential filing requirements until additional funding is obtained. Upon funding, implementing the original business plan with updated marketing data on the China market will resume. In addition, the company will seek joint ventures and acquisitions to grow revenues and access new markets both domestically and internationally. Due to the lack of funding, the company has not been able to continue its marketing and distribution agreements with its existing distributors.

     The original business plan of shipping fresh Florida grapefruit to China and then introducing additional citrus products once a market presence had been established, was changed as a result of an extensive trip to China in April 1998. It was during that trip, that GF management began to realize that the lucrative market for frozen concentrate 100% orange juice in China had yet to be developed.

     Although test marketing and sampling had been ongoing for a couple years, GF frozen concentrate products made their official introduction into the Chinese marketplace at HOFEX '99, the Hong Kong Trade Show, in May of 1999. Over 45 vendors were invited as the Company's guests to the presentation and open forum. All invitees had tasted the Company's product line of Florida Valencia Oranges, Ruby Red Grapefruit and Frozen Concentrate Orange Juice prior to the show and had expressed a strong interest in carrying the Company's products. This forum allowed the Company's management to personally demonstrate the Company's products and poll the participants' reactions. The results were overwhelmingly positive. The Company also determined that there was no other 100% pure frozen concentrate orange juice in a ready to mix can on the Chinese market.

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

     The Company's revenues for the fiscal year ended March 31, 2003 were $0 and it is therefore dependent upon its capital raising activities. Revenues from sales are recognized in the period in which sales are made. The Company's gross profit margin will be determined in part by its ability to estimate and control direct costs of production and shipping and its ability to incorporate such costs in the price charged to its distributors.

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

Weaknesses

-    Small company
-    Local distribution
-    Less expensive than Dole

Beijing Fresh Juice Company

     Beijing Fresh Juice Company is a Chinese Company which provides juice products to the local Beijing market. Its current product line consists of grapefruit and tomato juices. Beijing Fresh

Juice Company has been active in the Beijing market for a limited time.

Strengths

Active in the Beijing market.

Weaknesses

-    Products are not very popular.
-    Limited distribution

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

Strengths

Products are produced locally.

Weaknesses

-    Products are not very popular.
-    Very limited distribution.
-    Brand name is not well known.

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

Weaknesses

-    Provides juice only, thereby limiting its exposure.
-    Expensive.

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

Strengths

-    Financial strength of company.
-    Distribution Channels in China are established through Tropicana.

Weaknesses

-    Provides juice only, thereby limiting brand name exposure.
-    Expensive to the consumer.
- Large size of pre-mixed bottle difficult to carry for the average Chinese consumer.
-    Watered down during pre-mixing and inconsistent quality.
-    2nd Pasteurization destroys much of the flavor.


Minute Maid

     Minute Maid has been active in the Chinese marketplace since the mid 1990's. Coca-Cola, the parent company of Minute Maid, has had enormous success at developing consumer demand for its product among the Chinese consumers. Minute Maid products are only being served in pre- mixed, "ready to drink" bottles.

Strengths

-    Financial strength of parent company, Coca Cola.
- Ability to draw upon Coca-Cola's experience in successfully penetrating and developing the Chinese marketplace.
-    Access to Coca-Cola's distributors and other business relationships.
-    Successful past history of frozen concentrate products in the U.S. market.

-    Expensive.

- Due to co-packing in China, the quality level of the "pre-mixed" orange juice is often inconsistent.
-    2nd Pasteurization during "pre-mixing" stage destroys much of the flavor.
- Large size of pre-mixed bottle difficult to carry for the average Chinese consumer.
-    Provides juice only, thereby limiting brand name exposure.

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

Strengths

-    Brand name recognition.
-    Financial strength of company.
-    Developed distribution channels for its soda.

Weaknesses

     Due to the ban on agricultural imports, Sunkist did not export directly into the Peoples Republic of China, only to Hong Kong. The buyers in Hong Kong then exported them into China. Several Chinese government officials were jailed at the end of 1999 for allowing cross-border traffic of agricultural products.

-    Sunkist  oranges'  juice  content  and  flavor  is less  than  the  Florida
     Valencia.
-    Provide fresh oranges only, thereby limiting brand exposure.

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

Cost of Research and Development

     For fiscal year 2003, the Company expended no measurable amount on research and development efforts. At the current time, none of the costs associates with research and development are borne directly by the customer; however there is no guarantee that such costs will not be borne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be borne by the customer, if at all.

Cost and Effects of Compliance with Environmental Laws

     The Company's business is not subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control. The Company is unaware of any bills currently pending in Congress which could change the application of such laws so that they would affect the Company.

Employees and Consultants

     At March 31, 2003, the Company employed one (1) person, Joseph Rizzuti. Mr. Rizzuti, the Company's current Chairman, is not represented by a labor union for purposes of collective bargaining. The Company considers its relation with Mr. Rizzuti to be excellent. The Company has significantly scaled back its operations due to financial constraints.

     In May 2003, the Company hired Antonia Doria to be its President and Chief Executive Officer.

Item 2. Description of Property

     The Company maintains its executive offices at 3135 Southwest Mapp Road, P.O. Box 268, Palm City, FL 34991. Its telephone number is (561) 287-5958 and its facsimile number is (561) 287-9776.

     The Company now operates only from its executive offices, which it shares with Beacon Accounting, owned by the Company's current Chairman.

     The Company owns no real property and its personal property consists of an automobile, computer equipment, furniture and fixtures, with an original cost of $117,912.

Item 3. Legal Proceedings

     Former officers and directors of the Company have been subpoenaed as witnesses to testify before the Grand Jury in Fort Pierce, FL. No target of the investigation has been named, nor have any indictments been handed down. The investigation is ongoing.

     In September 2002, Graceland Fruit, Inc. sued GlobeFruits, Inc., the Company's wholly owned subsidiary and obtained a final judgment in the amount of $20,284.01, which judgment accrues interest at a rate of nine percent per annum.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2002 fiscal year ended March 31, 2003, covered by this report.

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

     As of March 31, 2003, there were approximately 193 holders of record of the Company's common stock.

     As of March 31, 2003, the Company had 11,714,241 shares of its common stock issued and outstanding, 9,580,392 of which were restricted Rule 144 shares and 2,133,849 of which were free-trading. Of the Rule 144 shares, 3,504,251 have been held by affiliates of the Company for more than one (1) year.

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

     The Company was still in the development stage until December 1999 when the Share Exchange took place between GF and the Company and is still emerging from that stage. For the fiscal year ended March 31, 2003, the Company generated $0 revenues and had a net loss of $(403,505)_. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

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

Results of Operations - For the Year Ended March 31, 2003 and For the Year Ended March 2002.

Revenues

     Revenues for the twelve (12) month period ended March 31, 2003 and March 31, 2002 were $0 and $132,921.

Operating Expenses

     Total Operating Expenses for the year ended March 31, 2003 and March 31, 2002 were $255,508 and $958,308, respectively. Net loss was $403,505 and $1,172,858 respectively.

Assets and Liabilities

     Assets were $10,543 as of March 31, 2003, and $43,901 as of March 31, 2002. As of March 31, 2003, assets consisted primarily of property and equipment in the amount of $10,343. Liabilities were $2,660,136 and $2,439,989 as of March 31, 2003 and March 31, 2002 respectively. Both as of March 31, 2003 and as of March 31, 2002, liabilities consisted primarily of loans and interest payable to shareholders, investors and/or employees of the Company as well as accounts payable.

Stockholders' Equity

     Stockholders' equity was $(2,649,593) as of March 31, 2003 and $(2,396,088) as of March 31, 2002.

Financial Condition, Liquidity and Capital Resources

     At March 31, 2003 the Company had cash and cash equivalents of $200 as compared to $48 at March 31, 2002.

     The Company may raise additional capital through private and/or public sales of securities in the future but has no definite commitments at this time.

Forward-Looking Statements

     This Form 10-KSB includes "forward_looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10_KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward_looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward_looking statements made in this Form 10_KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

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

                                              TABLE OF CONTENTS




Independent Auditors' Report                                                F-1

Consolidated Financial Statements

Balance Sheet                                                               F-2

Statements of Operations                                                    F-3

Statements of Changes in Stockholders' Deficiency                           F-4

Statements of Cash Flows                                                    F-5

Notes to Consolidated Financial Statements                                  F-6

INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Atlas Resources International, Inc.
Stuart, Florida



We have audited the accompanying consolidated balance sheet of Atlas Resources International, Inc. and Subsidiary (the "Company") as of March 31, 2003 and the related consolidated statements of operations, change in stockholders' deficiency and cash flows for the years ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company has sustained operating losses and negative cash flows from operations, has a working capital deficiency of approximately $2,660,000 and has experienced difficulties meeting its obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DiRocco & Dombrow, P.A.
Ft. Lauderdale, Florida
August 13, 2003

ATLAS RESOURCES INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
MARCH 31, 2003
================================================================================


CURRENT ASSETS
Cash                                                                            $               200
Accounts receivable, net of allowance of $110,404 respectively                                    -

Loans and accrued interest receivable from former officer, net of
allowance of $121,326                                                                             -
Total current assets                                                                            200
                                                                                -------------------

PROPERTY AND EQUIPMENT, NET                                                                  10,343
                                                                                -------------------

TOTAL ASSETS                                                                    $            10,543
                                                                                ===================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                                $           593,674
Accrued expenses                                                                            412,972
Accrued interest payable - stockholders                                                     472,242
Convertible notes payable                                                                   500,000
Loans payable -- stockholders                                                               681,248
TOTAL LIABILITIES                                                                         2,660,136
                                                                                -------------------

STOCKHOLDERS' DEFICIENCY

Common stock, $.001 par value; 50,000,000 shares authorized;
12,764,201 shares issued and outstanding                                                     12,764
Additional paid-in capital                                                                5,079,408
Accumulated deficit                                                                      (7,741,765)
TOTAL STOCKHOLDERS' DEFICIENCY                                                           (2,649,593)
                                                                                -------------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                                  $            10,543
                                                                                ===================





     The accompanying notes are an integral part of the financial statements

ATLAS RESOURCES INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED MARCH 31, 2003 AND 2002

================================================================================


                                                                 2003                   2002
                                                         =====================  =====================

REVENUE                                                   $                  -  $             132,921

COST OF GOODS SOLD                                                           -                132,465
                                                         ---------------------  ---------------------

GROSS PROFIT (LOSS)                                                          -                    456
                                                         ---------------------  ---------------------

OPERATING EXPENSES
Bad debts - trade                                                       28,160                 82,244
Consulting fees                                                         30,000                220,689
Market research and development                                              -                 60,235
Professional fees                                                       91,581                 84,575
Salaries                                                                67,500                300,255
Selling, general and administrative                                     23,267                210,310
Loss on settlement of accounts payable                                  15,000                      -
Total operating expenses                                               255,508                958,308
                                                         ---------------------  ---------------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                    (255,508)              (957,852)
                                                         ---------------------  ---------------------

OTHER INCOME (EXPENSE)
Interest income                                                              -                      7
Interest expense                                                      (147,997)              (215,013)
Total other income (expense)                                          (147,997)              (215,006)
                                                         ---------------------  ---------------------

NET LOSS                                                              (403,505) $          (1,172,858)
                                                         =====================  =====================


NET LOSS PER COMMON SHARE - BASIC AND  DILUTED           $               (0.04) $               (0.14)
                                                         =====================  =====================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                       11,313,652              8,837,415
                                                         =====================  =====================





     The accompanying notes are an integral part of the financial statements

ATLAS RESOURCES INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
YEAR ENDED MARCH 31, 2003 AND 2002


                                                     Common Stock             Additional       Accumulated
                                               Shares         Par Value    Paid-In Capital       Deficit          Total
                                            ==============  =============  =================  ===============  =============

Balances, April 1, 2001                          7,214,201  $       7,214    $     3,571,311   $   (6,165,402) $  (2,586,877)

Common stock issued for compensation             1,050,000          1,050             61,950                -         63,000

Common stock issued in connection with
    conversion of loans                          2,500,000          2,500            497,500                -        500,000

Warrants issued for consulting services                  -              -             17,094                -         17,094

Settlement of stockholder loan payable                   -              -            783,553                -        783,553

Net loss                                                 -              -                  -       (1,172,858)    (1,172,858)
                                            --------------  -------------  -----------------  ---------------  -------------

Balances, March 31, 2002                        10,764,201         10,764          4,931,408       (7,338,260)    (2,396,088)

Common stock issued in repayment of
    loans payable                                1,000,000          1,000             69,000                -         70,000

Common stock issued in repayment of
   accounts payable                                500,000            500             49,500                -         50,000

Common stock issued for services                   500,000            500             29,500                -         30,000

Net loss                                                 -              -                  -         (403,505)      (403,505)
                                            --------------  -------------  -----------------  ---------------  -------------

Balances, March 31, 2003                        12,764,201  $      12,764  $       5,079,408  $    (7,741,765) $  (2,649,593)
                                            ==============  =============  =================  ===============  =============





     The accompanying notes are an integral part of the financial statements

ATLAS RESOURCES INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 2003 AND 2002

                                                                                       2003                   2002
                                                                                ===================   ====================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $          (403,505)  $         (1,172,858)
                                                                                -------------------   --------------------
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation                                                                                  5,350                 10,098
Bad debt expense                                                                             28,160                 82,244
Common stock issued for services                                                             30,000                      -
Common stock issued for compensation                                                              -                 63,000
Warrants issued for consulting services                                                           -                 17,094
Loss on settlement of accounts payable                                                       15,000
Loss on disposition of transportation equipment                                                   -                  4,083
Changes in operating assets and liabilities:
Accounts receivable                                                                               -               (104,904)
Prepaid consulting fees                                                                           -                 48,147
Prepaid expenses                                                                                  -                  7,643
Inventory                                                                                         -                 20,401
Accounts payable                                                                             83,890                310,622
Accrued interest payable                                                                    147,050                210,987
Accrued expenses                                                                             94,207                213,068
Total adjustments                                                                           403,657                882,483
                                                                                -------------------   --------------------
Net cash used in operating activities                                                           152               (290,375)
                                                                                -------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of transportation equipment                                             -                 61,750
Decrease in other assets                                                                          -                    760
Net cash provided by investing activities                                                         -                 62,510
                                                                                -------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt                                                              -                (52,689)
Proceeds from stockholder loans                                                                   -                290,870
Principal repayments of stockholder loans                                                         -                (23,055)
Net cash provided by financing activities                                                         -                215,126
                                                                                -------------------   --------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                           152               (12,739)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                  48                 12,787
                                                                                -------------------   --------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $               200   $                 48
                                                                                ===================   ====================

Supplemental Disclosure:
Cash paid for interest                                                          $                 -   $             4,026
Cash paid for taxes                                                             $                 -   $                    -
                                                                                ===================   ====================

Supplemental Disclosure of Non-Cash Activities:
Issued stock for services                                                       $           100,000   $                  -
Issued stock to repay accounts payable                                          $            50,000   $                  -
Common stock issued in connection with conversion of debt and accrued interest  $                 -   $          (783,553)





     The accompanying notes are an integral part of the financial statements

ATLAS RESOURCES INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Organization and Capitalization

In May of 2003 the parent company changed it's name to Atlas Resources International, Inc. formerly known as Clements Golden Phoenix Enterprises, Inc. (the Parent) acquired all of the outstanding shares of common stock of Globefruits, Inc. (the Subsidiary) on March 31, 2000.


Consolidation

The consolidated financial statements include the accounts of the Parent and the
Subsidiary   (the  Company).   All  significant   inter  company   balances  and
transactions have been eliminated in consolidation.

Nature of Operations

The Company operates as a Florida corporation with a goal of developing the China market, which has recently been opened to the United States citrus industry. It has been working toward this end by committing to pursue the proven protocols of Chinese relations and negotiating successfully to send Florida citrus into China. The Company is pursuing these goals by acquiring the help of leading consultants in this field.

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

--------------------------------------------------------------------------------
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

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

     Loans and notes payable, long-term debt - The fair value of loans and notes payable and long-term debt are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2003, the fair values approximate the carrying values.

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

Net Income (Loss) Per Share

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase shares of common stock.

--------------------------------------------------------------------------------
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

The Company's has issued warrants for 655,000 shares of common stock that are excluded from the Company's diluted computation, as their effect would be anti-dilutive.

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

Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101") issued by the Securities and Exchange Commission, became effective beginning the third quarter of the Company's fiscal year ended March 31, 2003. SAB 101 had no material impact on the Company's revenue recognition policies.


--------------------------------------------------------------------------------
NOTE 2.  GOING CONCERN CONSIDERATIONS
--------------------------------------------------------------------------------

During 2003, and continuing in 2002, the Company experienced, and continues to experience, certain cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. As reflected in the consolidated financial statements, the Company has incurred net losses of approximately $393,505 year ended March 31, 2003, and as of March 31, 2003, the Company's consolidated financial position reflects a working capital deficiency of approximately $2,660,000. Management's plans with regard to these matters encompass the following actions:

Liquidity

1.   Financing from Third Party Sources

In the fiscal year ended March 31, 2003, the Company plans to continue its equity fundraising efforts.

2.   Financing from Private Loans

The Company plans to continue accepting private loans, including convertible loans, to fund operations until working capital is adequate.

--------------------------------------------------------------------------------
NOTE 2.  GOING CONCERN CONSIDERATIONS (Continued)
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------
NOTE 3.  PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment at March 31, 2003 consisted of the following:

Office equipment                             25,437
Furniture and fixtures                        3,649
------------------------------------- ---------------

Less accumulated depreciation                18,743
------------------------------------- ---------------

                                             10,343
------------------------------------- ---------------

Depreciation expense for the years ended March 31, 2003 and 2002 was $5,350 and $10,098, respectively.


--------------------------------------------------------------------------------
NOTE 4. LOANS AND ACCRUED INTEREST RECEIVABLE FROM FORMER OFFICER
--------------------------------------------------------------------------------

Loans and accrued interest receivable from former officer is comprised of funds disbursed to or on behalf of a former officer for various personal expenditures. In July 2000, the Company began withholding from the former officer's wages to pay back the loans. The loans bear interest at 8 1/2% per annum. During April 2001, the officer was terminated and management believes there is significant uncertainty regarding recoverability. Accordingly, the loans and related accrued interest have been fully reserved as of March 31, 2003 and 2002.

--------------------------------------------------------------------------------
NOTE 5. CONVERTIBLE NOTES PAYABLE IN DEFAULT
--------------------------------------------------------------------------------

At March 31, 2003, convertible notes payable consisted of the following:

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

During the years ended March 31, 2003 and 2002, loans payable aggregating $70,000 and $500,000, respectively were converted into 1,000,000 and 2,500,000 shares, respectively of restricted common stock.

--------------------------------------------------------------------------------
NOTE 7.  RELATED PARTIES
--------------------------------------------------------------------------------

During the years ended March 31, 2003 and 2002, an officer of the Company advanced approximately $0 and $213,000 for working capital, of which approximately $15,000 were repaid prior to March 31, 2002. Additionally, three companies related by common management paid operating expenses of

--------------------------------------------------------------------------------
NOTE 7.  RELATED PARTIES (Continued)
--------------------------------------------------------------------------------

approximately $7,000 and $79,000 on behalf of the Company during the years ended March 31, 2003 and 2002, respectively, of which approximately $11,000 was repaid prior to March 31, 2002, with approximately $49,000 of the remaining balance included in shareholder loans payable at March 31, 2003 and the remainder of $31,000 included in accounts payable at March 31, 2003.

--------------------------------------------------------------------------------
NOTE 8.  RECAPITALIZATION
--------------------------------------------------------------------------------

Stock Issued in Reverse Merger

In August 2001 and February 2002, the Company issued an additional 1,350,000 and 200,000 shares, respectively, to the original owners of the Company's wholly owned subsidiary in order to remedy an error in calculation made at the time of the share exchange agreement consummated in December 1999.

Stock Splits

The company authorized stock splits at a ratio of two-for-one for stockholders of record on August 25, 2001 and September 29, 2001 and a reverse stock split at a ratio of one-for-four for stockholders of record on March 2, 2002. All stock information has been adjusted to give retroactive effect to these stock splits.


--------------------------------------------------------------------------------
NOTE 9.  STOCK OPTIONS AND WARRANTS
--------------------------------------------------------------------------------

In February 2001 the Company issued warrants granting an employee the right to purchase 800,000 shares of common stock at $0.50 per share. The Company accounted for this issuance under APB opinion 25, and accordingly did not charge an expense to operations. The warrants expired in February 2003.

In July 2001, the Company issued warrants granting an employee the right to purchase 30,000 shares of common stock at $0.20 per share. The Company accounted for this issuance under APB opinion 25, and accordingly did not charge an expense to operations. The warrants have no expiration date.

In September 2001, the Company issued warrants granting an employee the right to purchase 250,000 shares of common stock at $0.25 per share. The Company accounted for this issuance under APB opinion 25, and accordingly did not charge an expense to operations. The warrants have no expiration date.

In October 2001, the Company issued warrants granting a director of the Company the right to purchase 125,000 shares of common stock at $0.20 per share. The Company accounted for this issuance under APB opinion 25, and accordingly did not charge an expense to operations. The warrants expire in October 2006.

In July 2002, the Company issued warrants granting an employee the right to purchase 250,000 shares of common stock at $0.25 per share. The Company

--------------------------------------------------------------------------------
NOTE 9.  STOCK OPTIONS AND WARRANTS (Continued)
--------------------------------------------------------------------------------

accounted for this issuance under APB opinion 25, and accordingly did not charge an expense to operations. The warrants have no expiration date.

A summary of warrant activity for 2003 and 2002 is as follows:


                                       Weighted-Average   Warrants      Weighted-Average
                      Number Warrants   Exercise Price   Exercisable    Exercise Price
                      ---------------  ----------------  -----------    ----------------
Outstanding,
   April 1, 2001        800,000             $0.50         800,000              $0.50
   Granted              405,000             $0.23

Outstanding,
   March 31, 2002      1,205,000            $0.41        1,205,000             $0.41
   Granted              250,000             $0.25
   Expired             (800,000)            $0.50

Outstanding,
   March 31, 2003       655,000             $0.24         655,000              $0.24

At March 31, 2003, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

                                Warrants Outstanding                         Warrants Exercisable
                 ----------------------------------------------------    ------------------------------
   Range of                                                               Number of
   Warrant                        Weighted-Average Weighted-Average       Remaining   Weighted-Average
Exercise Price   Number Warrants  Exercise Price   Contractual Life        Warrants    Exercise Price
--------------   ---------------  ---------------- ----------------       ---------   ----------------
    $0.20            155,000            $0.20             N/A              155,000          $0.20
    $0.25            500,000            $0.25             N/A              500,000          $0.25
                     655,000                                               655,000

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

--------------------------------------------------------------------------------
NOTE 9.  STOCK OPTIONS AND WARRANTS (Continued)
--------------------------------------------------------------------------------

The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 2003 and 2002: no dividend yield; an expected life of three to five years; 60% expected volatility and a 5% risk free interest rate.

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

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                               Year Ended March 31,
                                                2003             2002
                                           ---------------   ----------------
Net loss, as reported                      $      (403,505)  $    (1,172,828)

Deduct: Total stock-based employee
Compensation expense determined
under fair value based method for
all awards, net of related tax effects             (14,621)          (46,832)

Pro forma net loss                         $      (418,126)  $    (1,219,660)

Loss per share:
Basic and diluted - as reported            $         (0.04)  $         (0.14)
Basic and diluted - pro forma              $         (0.04)  $         (0.14)


--------------------------------------------------------------------------------
NOTE 10. EQUITY TRANSACTIONS
--------------------------------------------------------------------------------

July 24, 2001 - The Company issued 1,250,000 shares of restricted common stock in repayment of loans payable to a stockholder and officer of the Company. The stock was valued at the fair market value at the date of issuance of $0.20 per share or $250,000.

August 22, 2001 - The Company issued 1,250,000 shares of restricted common stock in repayment of loans payable to a stockholder and officer of the Company. The stock was valued at the fair market value at the date of issuance of $0.20 per share or $250,000.

--------------------------------------------------------------------------------
NOTE 10. EQUITY TRANSACTIONS (Continued)
--------------------------------------------------------------------------------

March 29, 2002 - The Company issued 1,050,000 shares of restricted common stock to three related parties for services provided to the Company. The stock was valued at the fair market value at the date of issuance of $0.06 per share, or $63,000.

December 19, 2002 - The Company issued 1,000,000 shares of restricted common stock to a stockholder and officer of the Company in repayment of $70,000 of loans payable. The stock was valued at the fair market value at the date of issuance of $0.10 per share, or $100,000. A charge of $30,000 was recorded against additional paid in capital.

December 19, 2002 - The Company issued 500,000 shares of restricted common stock to its outside counsel in payment of legal fees of $35,000. The stock was valued at the fair market value at the date of issuance of $0.10 per share or $50,000. A loss on settlement of debt of $15,000 was recorded on this transaction.

January 8, 2003 - The Company issued 500,000 shares of restricted common stock to a third party for consulting services rendered. The stock was valued at the fair market value at the date of issuance of $0.06 per share or $30,000 and charged immediately to operations.

--------------------------------------------------------------------------------
NOTE 11. INCOME TAXES
--------------------------------------------------------------------------------

No income tax benefit has been reflected in the accompanying financial statements for the year ended March 31, 2003 due to the significant uncertainty that exists regarding the realization of deferred tax assets (see below).

The components of the deferred tax asset as of March 31, 2003 were approximately as follows:

Deferred income tax assets:
     Net operating loss carryforwards       $    1,963,272
----------------------------------------- -----------------
Gross deferred tax asset                         1,963,272
Valuation allowance                             (1,963,272)
                                            $            -
----------------------------------------- -----------------

As of March 31, 2003, the Company estimates that it has net operating loss carryforwards of approximately $5,166,500, which expire in various years through 2022. Sufficient uncertainty exists regarding the realization of these operating loss carryforwards, and, accordingly, a valuation allowance of $1,963,272 has been established.

The Company has been delinquent in the filing of various federal, state and local income and other tax returns. The ultimate determination of the Company's taxable income, including the amount and expiration dates of net operating loss

--------------------------------------------------------------------------------
NOTE 11. INCOME TAXES (Continued)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 12. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

Employment Agreement


On December 9, 2002, the Company entered into an employment agreement with its current president. The agreement, effective as of November 1, 2002, is for period of five years and provides for a base salary of $162,000 per year plus bonuses based upon the Company's performance. The base salary is subject to review every six months. In May 2003 the employment agreement was modified so that the president's base pay was increased to $169,000 and term of the agreement was extended by seven months.

Lease Agreement

In January 2002, the Company settled non-cancelable operating lease obligations for its office space that were scheduled to expire in May 2002.

Total rent expense for the years ended March 31, 2003 and 2002 was approximately $0 and $31,000, respectively.


--------------------------------------------------------------------------------
NOTE 13. SUBSEQUENT EVENT
--------------------------------------------------------------------------------

In May 2003 the employment agreement was modified so that the president's base pay was increased to $169,000 and the term of the agreement was extended by seven months.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                 Age     Position(s) with Company

Joseph Rizzuti       42      Chairman

Antonio Doria        65      President and Chief Executive Officer

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

Family Relationships

           None.

Business Experience

     Joseph Rizzuti, age 42, received a degree in Business Administration with a major in Accounting from The State University of New York College at Brockport in 1983. Mr. Rizzuti is a public accountant and the Principal of Beacon Accounting Services, Inc. in Palm City, Florida. He has worked in accounting and as a financial consultant for fifteen (15) years. Additionally, Mr. Rizzuti is the former owner of an air freight company which specializes in overnight express delivery both domestically and internationally. His company was based out of Raleigh, North Carolina and within two (2) years increased shipment count by four hundred percent (400%). In 1996, Mr. Rizzuti joined Plastics Auxiliaries Magazine ("PAM") located in Tequesta, FL. PAM has become the largest plastics industry publication. After joining at its inception, he worked in various management positions at PAM where he eventually became CFO, and was responsible for positioning the company for a successful sale.

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

     Antonio Doria, age 65, earned a doctorate in business and law from Bari University in Italy in 1961. Mr. Doria is fluent in English, Spanish, French and Italian. Mr. Doria has worked for Globefern S.A. and Globefern USA, Inc. since 1986, first between 1986 and 1990 as Senior Vice-President and later between 1990 and 2001 as President. Prior to that time, Mr. Doria was President of Seven-Up International for South America and a Regional General Manager for the Coca-Cola Company in Eastern Europe.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.




Item 10.             Executive Compensation


Name and Post              Year        Annual           Annual       Annual     LT Comp            LT       LTIP         All
                                        Comp             Comp         Comp      Rest Stock        Comp      Payouts      Other
                                         Salary          Bonus        Other                       Options                (1)
                                            (1)          ($)
-------------------        -----        -------         -----      ---------    -----------     ---------  --------   ---------
Joseph Rizzuti,            1999         $0
Chairman
                           2000         $125,000

                           2001         $125,000

                           2002         $0

                           2003         $0
Antonio Doria,             1999         $0
President and
CEO                        2000         $0

                           2001         $0

                           2002         $0

                           2003         $67,500                                                                          $3,670
Bonnie K.                  1999         $0
Ludlum, former
Secretary,                 2000         $0
Director
                           2001         $0

                           2002         $0

                           2003         $0
Anne-Marie                 1999         $0
Ludlum, former
CFO                        2000         $52,000

                           2001         $52,000

                           2002         $0

                           2003         $0

John Samartine,            1999         $0
former Director
                           2000         $0

                           2001         $0

                           2002         $0




                           2003         $0
Samuel Sirkis,             1999         $0                                                        125,000
former Director
                           2000         $75,000

                           2001         $75,000

                           2002         $0

                           2003         $0
Henry T.                   1999         $0
"Skip"
Clements,                  2000         $125,000
former Director
                           2001         $125,000

                           2002         $0

                           2003         $0
Gordon Hunt,               1999         $0
former Director
                           2000         $0

                           2001         $0

                           2002         $0

                           2003         $0

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 31, 2003, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.

Name and Address of            Title of     Amount and Nature of     Percent of
Beneficial Owner                  Class         Beneficial Owner          Class
--------------------------------------------------------------------------------
Joseph Rizzuti                    Common       4,004,167                  34.2%

Antonio Doria                     Common               0                     0%

All Executive Officers and        Common       4,004,167                  34.2%
Directors as a Group
(Two (2) persons)

Dennis Joslin Company, LLC        Common       1,529,251                  13.1%
-------------------

(1) The address for each of the above is c/o Atlas Resources International, Inc., 135 Southwest Mapp Road, P.O. Box 269, Palm City, FL 34991.

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

     Also in December 2002, the Company issued 500,000 shares of its restricted common stock to Donald Mintmire, the Company's legal counsel, in exchange for a release from debt for legal services in the amount of $35,000. For such offering, the Company relied upon the 506 Exemption and the Florida Exemption.

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

Item 14. Controls and Procedures.

     As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                   SIGNATURES



     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       Atlas Resources International, Inc.
                                  (Registrant)

Date: August 14, 2003        By: /s/ Joseph Rizzuti
                             ---------------------------------------
                             Joseph Rizzuti, Chairman

                             By: /s/ Antonio Doria
                             ---------------------------------------
                             Antonio Doria, President and CEO

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                         Title                                Date

/s/ Joseph Rizzuti                Chairman                      August 14, 2003
-----------------------------
Joseph Rizzuti

/s/ Antonio Doria                 President and CEO             August 14, 2003
-----------------------------
Antonio Doria