Form 10QSB
period 2003-06-30
ATLAS RESOURCES INTERNATIONAL INC
filed 2003-08-19
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2003

Commission file no.: 0-27137

                       ATLAS RESOURCES INTERNATIONAL, INC.
                  -------------------------------------------
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

                    Common Stock, $0.001 par value per share
                     -------------------------------------
                                (Title of class)

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

                Yes [X] No [_]

As of June 30, 2003, there were 12,764,241 shares of voting stock of the registrant issued and outstanding.

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




Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets                                      F-1

Condensed Consolidated Statements of Operations                            F-2

Condensed Consolidated Statements of Cash Flows                            F-3

Notes to Condensed Consolidated Financial Statements                       F-4

ATLAS RESOURCES INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  June  2003        March 31, 2003
                                                                                =================  ================
                                                                                  (Unaudited)          (Audited)
CURRENT ASSETS
Cash and cash equivalents                                                        $                 $            200
Accounts receivable, net of allowance of $110,404                                               -                 -
Loans and accrued interest receivable from former officer, net of
allowance of $121,326                                                                           -                 -
                                                                                -----------------  ----------------
Total current assets                                                                            -               200

PROPERTY AND EQUIPMENT, NET                                                                 9,215            10,343
                                                                                -----------------  ----------------

TOTAL ASSETS                                                                    $           9,215  $         10,543
                                                                                =================  ================

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accounts payable                                                                $         649,347    $      593,674
Accrued expenses                                                                          414,640           412,972
Accrued interest payable - stockholders                                                   508,554           472,242
Convertible notes payable                                                                 500,000           500,000
Loans payable -- stockholders                                                             681,248           681,248
TOTAL LIABILITIES                                                                       2,753,789         2,660,136
                                                                                -----------------  ----------------

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value; 50,000,000 shares authorized;
 12.,764,201 shares issued and outstanding                                                 12,764            12,764
Additional paid-in capital                                                              5,079,408         5,079,408
Accumulated deficit                                                                    (7,836,746)       (7,741,765)
TOTAL STOCKHOLDERS' DEFICIENCY                                                         (2,744,574)       (2,649,593)
                                                                                -----------------  ----------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                      $           9,215  $         10,543
                                                                                =================  ================





     The accompanying notes are an integral part of the financial statements

ATLAS RESOURCES INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30,

                                                                                    2003               2002
                                                                                ===============   ================

REVENUE                                                                         $             -   $              -

COST OF GOODS SOLD                                                                            -                  -
                                                                                ---------------   ----------------

GROSS PROFIT (LOSS)                                                                           -                  -
                                                                                ---------------   ----------------

OPERATING EXPENSES
Consulting fees                                                                               -                  -
Professional fees                                                                        10,216              2,510
Salaries                                                                                 45,105                  -
Selling, general and administrative                                                       2,876              8,355
Total operating expenses                                                                 58,197             10,865
                                                                                ---------------   ----------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                                      (58,197)           (10,865)
                                                                                ---------------   ----------------

OTHER INCOME (EXPENSE)
Interest income                                                                               -                  -
Interest expense                                                                        (36,784)           (37,095)
Total other income (expense)                                                            (36,784)           (37,095)
                                                                                ---------------   ----------------

NET LOSS                                                                                (94,981)           (47,960)
                                                                                ===============   ================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                   $         (0.01)  $           0.00
                                                                                ===============   ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                        12,764,201         10,764,201
                                                                                ===============   ================





     The accompanying notes are an integral part of the financial statements

ATLAS RESOURCES INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30,


                                                                                        2003                    2002
                                                                                =====================   ====================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $           (94,981)     $         (47,960)
                                                                                ---------------------   --------------------
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation                                                                                    1,128                  1,409
Changes in operating assets and liabilities:
Accounts payable                                                                               55,673                  8,187
Accrued interest payable                                                                       36,312                 36,913
Accrued expenses                                                                                1,668                  1,467
                                                                                ---------------------   --------------------
Total adjustments                                                                              94,781                 47,976
Net cash used in operating activities                                                            (200)                    16
                                                                                ---------------------   --------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                            (200)                    16

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                   200                 12,787
                                                                                ---------------------   --------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $                   -   $             12,803
                                                                                =====================   ====================

Supplemental Disclosure:
Cash paid for interest                                                          $                   -   $                  -
Cash paid for taxes                                                             $                   -   $                  -





     The accompanying notes are an integral part of the financial statements

ATLAS RESOURCES INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Consolidation

The condensed consolidated financial statements include the accounts of Atlas Resources International, Inc. and its wholly owned subsidiary, Globefruits, Inc. (collectively the "Company""). Atlas Resources International, Inc. changed its name from Clements Golden Phoenix Enterprises, Inc. in May 2003. The wholly owned subsidiary changed its name from Clements Citrus Sales of Florida, Inc. to Globefruits, Inc in October 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the Company''s audited financial statements and footnotes thereto included in the Company''s Annual Report on Form 10-KSB for the year ended March 31, 2003.

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

Net Income (Loss) Per Share

The Company applies Statement of Financial Accounting Standards No. 128, ""Earnings Per Share"" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options to purchase shares of common stock. Outstanding stock equivalents were not considered in the calculation for periods in which the Company sustained a loss as their effect would have been anti-dilutive.

Reclassifications

Certain amounts in the financial statements for the three months ended June 30, 2002 have been reclassified to conform with the June 30, 2003 financial statement presentation. Such reclassifications had no effect on reported net income.

NOTE 3. GOING CONCERN CONSIDERATIONS

During the fiscal year ended March 31, 2003 and continuing in fiscal 2004, the Company experienced, and continues to experience, certain cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. As reflected in the condensed consolidated financial statements, the Company has incurred net losses of approximately $95,000 for the three months ended June 30, 2003, and as of June 30, 2003, the Company's consolidated financial position reflects a working capital deficiency of approximately $2,754,000. Management's plans with regard to these matters encompass the following actions:

Liquidity
1.   Financing from Third Party Sources
     For the fiscal year ending March 31, 2003, the Company plans to continue its equity fundraising efforts and is attempting to raise funds in exchange for shares of the Company''s common stock.

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

Profitability

1.   Business Plan
     The Company has formulated, and is in the process of implementing, a strategic plan focused on business development in terms of increased revenues and reduced operating expenses. The key elements of the plan include the following:

     * Focus operations globally as opposed to limiting the Company''s markets to the Asian territories
     * Implement a distribution strategy utilizing strategic alliances with major global food companies in addition to existing distributors
     * Shift marketing and market research expenses burden from the Company to local distributors


     Management continues its efforts to manage costs and operating expenses, so as to improve gross margins and profitability.

NOTE 4. CONVERTIBLE NOTES PAYABLE

At June 30, 2003, convertible notes payable consisted of the following:

     * $100,000 note to a stockholder dated March 1, 2000. Interest accrues at a rate of 12% per annum on the unpaid principal balance and is due quarterly. The unpaid principal and accrued interest could be converted into shares of the restricted common stock of the company at the option of the payee on or before March 1, 2001. If not converted, the unpaid principal and accrued interest would be due on March 1, 2001. The note has matured and is due on demand.
     * $150,000 note to a stockholder dated October 19, 2000. Interest accrues at a rate of 12% per annum on the unpaid principal balance and is due quarterly. The unpaid principal and accrued interest could be converted into shares of the restricted common stock of the company at the option of the payee on or before October 19, 2001. If not converted, the unpaid principal and accrued interest would be due on October 19, 2001. The note has matured and is due on demand.
     * $250,000 note to a stockholder dated December 11, 2000. Interest accrues at a rate of 11% per annum on the unpaid principal balance and was due on April 10, 2001. The unpaid principal and accrued interest may be converted into shares of the restricted common stock of the company at the option of the payee on or before April 10, 2001. As the note was not converted, the unpaid principal and accrued interest was due on April 10, 2001. However, the Company received an extension of the due date of the principal and accrued interest until October 10, 2001. In connection with this note, the Company issued the note holder 6,250 shares of the Company''s restricted common stock and warrants to purchase 6,250 additional shares of the Company''s restricted common stock. The note has matured and is due on demand.

NOTE 5. LOANS PAYABLE - STOCKHOLDERS

Certain stockholders have advanced funds to the Company for working capital purposes. These advances are evidenced by promissory notes with stated interest rates of 12% per annum. The principal and accrued interest are payable on demand.

NOTE 6. RELATED PARTIES

During the three months ended June 30, 2003, a company controlled by an officer of the Company paid operating expenses of approximately $500 on behalf of the Company. As of June 30, 2003, the balance due to the related company is approximately $31,000 and is included in accounts payable.

Item 2. Management's Discussion and Analysis

Discussion and Analysis

The Company is incorporated in the State of Florida. The Company was originally incorporated as Lucid Concepts, Inc. on July 15, 1994 it changed its name to Clements Golden Phoenix Enterprises, Inc. in connection with a share exchange between the Company and GlobeFruits, Inc. f/k/a Clements Citrus Sales of Florida, Inc., a Florida corporation ("GF") on December 31, 1999 (the "Agreement"). Since that time, the Company has changed its name to Atlas Resources International, Inc. to better reflect its intended course of business. The Company's common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "ALRE". Its executive offices are presently located at 3135 S.W. Mapp Road, P.O. Box 268, Palm City, FL 34991. Its telephone number is
(561) 287-5958 and its facsimile number is (561) 287- 9776.

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

The Company was still in the development stage until December 1999 when the Agreement took place between GF and the Company and is still emerging from that stage. For the three (3) months ended June 30, 2003, the Company generated no revenues. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

Since contracting with its first two (2) distributors and upon being granted permits to ship citrus directly to mainland China, the Company has significantly paired down operations in an effort to cut expenses. It has laid off all of its employees including virtually all of its upper level management due to lack of working capital. Its ability to continue as a going concern is questionable.

Results of  Operations  -For the Three  Months  Ended June 30, 2003 and June 30,
2002

Financial Condition, Capital Resources and Liquidity

For the quarters ended June 30, 2003 and 2002, the Company recorded revenues of $0 and $0, respectively.

Although the Company originally intended to be the first to market high quality 100% pure orange juice from concentrate to China and management received overwhelmingly positive response to its business plan, the Company has been unable to successfully enter this potentially lucrative market. As a result, the Company did not have any revenues for the three months ended June 30, 2003 and expects this trend to continue for the foreseeable future if management is unable to secure additional funding.

For the quarter ended June 30, 2003 and 2002, the Company had salary expenses of $45105 and $0. The reason for the increase is that the Company employed an individual as its president.

For the quarter ended June 30, 2003 and 2002, the Company had selling, general and administrative expenses of $2,876 and $8,355, respectively. The reason for the sharp decrease in spending is a major scale back in operations.

For the quarter ended June 30, 2003 and 2002, the Company paid professional fees in the amount of $10,216 and $2,510, respectively.

These professional fees are directly attributable to legal and accounting fees paid to keep the Company current in its reports with the Securities and Exchange Commission.

For the quarter ended June 30, 2003 and 2002, the Company paid consulting fees of $0 and $0, respectively.

For the quarter ended June 30, 2003 and 2002, the Company had total operating expenses of $58,197 and $10,865, respectively. The reason for the increase was that the Company employed an individual to act as its president.

The Company's liabilities continued to increase during the quarter ended June 30, 2003 as a direct result of the Company being unable to break into the Asian frozen drink market, as discussed in Results of Operations. While management has reduced the Company's expenses to what it feels is a sustainable level until the Company begins to sell its product, there is no indication that this trend will reverse itself and management may be forced to search for other areas in which to reduce expenses or seek other methods of raising capital.

Net Losses

For the quarter ended June 30, 2003 and 2002, the Company reported a net loss from operations of $(94,981) and $(47,960), respectively.

The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

Employees

At June 30, 2003, the Company employed two (2) persons, Joseph Rizzuti, who acts as the Company's Chairman and Antonio Doria, who acts as the Company's President and Chief Executive Officer.

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

Former officers, directors and employees of the Company have been subpoenaed as witnesses to testify before the Grand Jury in Fort Pierce, FL. No target of the investigation has been named, nor have any indictments been handed down. The investigation is ongoing.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

16.4     [8]      Letter from Joan R. Staley, CPA, P.A.

31.1     *        Section 302 Certification by Chief Executive Officer and Chief Financial Officer.

32.1     *        Sarbanes Oxley Certification by Chief Executive Officer and Chief Financial Officer.
---------------

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

                       ATLAS RESOURCES INTERNATIONAL, INC.
                                  (Registrant)

Date August 14, 2003       By: /s/ Joseph Rizzuti
                            ----------------------------------------
                            Joseph Rizzuti, Chairman

                           By: /s/ Antonio Doria
                            ----------------------------------------
                            Antonio Doria, President and CEO