Form 10QSB
period 2003-09-30
ATLAS RESOURCES INTERNATIONAL INC
filed 2003-12-26
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2003

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

                Yes [X] No [_]





As of September 30, 2003, there were 11,714,241 shares of voting stock of the registrant issued and outstanding.

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



Condensed Consolidated Balance Sheets                                     F-1



Condensed Consolidated Statements of Operations                           F-2



Condensed Consolidated Statements of Cash Flows                           F-3



Notes to Condensed Consolidated Financial Statements                      F-4

Atlas Resources International, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  September 30,   March 31,
                                                                      2003          2003
                                                                  ------------- ------------
                                                                   (Unaudited)    (Audited)
CURRENT ASSETS
Cash and cash equivalents                                            $       41 $        200
Accounts receivable, net of allowance of $110,404                             -            -
Loans and accrued interest receivable from former officer,
 net of allowance of $121,326                                                 -             -
---------------------------------------------------------------------------------------------
Total current assets                                                         41           200

PROPERTY AND EQUIPMENT, NET                                               8,086        10,343
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $    8,127 $      10,543

LIABILITIES AND DEFICIENCY IN ASSETS
=============================================================================================
CURRENT LIABILITIES
Accounts payable                                                     $  668,857 $     593,674
Accrued expenses                                                        456,070       412,972
Accrued interest payable  stockholders                                  544,273       472,242
Convertible notes payable                                               500,000       500,000
Loans payable  stockholders                                             681,348       681,248
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     2,850,548     2,660,136
---------------------------------------------------------------------------------------------

DEFICIENCY IN ASSETS

Common stock, $.001 par value; 50,000,000 shares authorized;
12,764,201 shares issued and outstanding                                 12,764        12,764

Additional paidin capital                                             5,079,408     5,079,408

Accumulated deficit                                                  (7,934,593)   (7,741,765)
---------------------------------------------------------------------------------------------
TOTAL DEFICIENCY IN ASSETS                                           (2,842,421)   (2,649,593)
---------------------------------------------------------------------------------------------


TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                           $   8,127  $      10,543
=============================================================================================




The accompanying notes are an integral part of the financial statements

Atlas Resources International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002


                                                Three months ended September 30   Six months ended September 30
                                                -------------------------------   -----------------------------
                                                    2003          2002              2003             2002

REVENUE                                         $         -  $          -        $          -     $          -

COST OF GOODS SOLD                                        -             -                   -                -
------------------------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                                       -             -                   -                -
------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES

Salaries                                             42,249             -              87,354                -

Selling, general and administrative                   7,043         2,477               9,919           10,970
------------------------------------------------------------------------------------------------------------------
Total operating expenses                             61,647        43,749             119,844           54,752
------------------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME                            (61,647)      (43,749)           (119,844)         (54,752)
(EXPENSE)

OTHER INCOME (EXPENSE)
Interest income                                           -             -                   -                -

Interest expense                                    (36,200)      (19,227)            (72,984)          (3,825)
------------------------------------------------------------------------------------------------------------------
Total other income (expense)                        (36,200)      (19,227)            (72,984)         (73,825)
------------------------------------------------------------------------------------------------------------------
NET LOSS                                            (97,847)      (62,976)           (192,828)        (128,577)
==================================================================================================================
NET LOSS PER COMMON SHARE  BASIC
AND DILUTED                                      $    (0.01) $      (0.01)      $       (0.02)    $      (0.01)
==================================================================================================================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                               12,764,201    10,764,201          12,764,201       10,764,201
==================================================================================================================


The accompanying notes are an integral part of the financial statements

Atlas Resources International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                       2003              2002
================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                        $    (192,828)  $   (128,577)
--------------------------------------------------------------------------------------------------------------
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation                                                                            2,257          2,675
Changes in operating assets and liabilities:
Accounts payable                                                                       75,183         39,959
Accrued interest payable                                                               72,031         73,825
Accrued expenses                                                                       43,098         12,070
------------------------------------------------------------------------------------------------------------
Total adjustments                                                                    192,569         128,529
------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                   (259)            (48)



CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stockholder loans                                                          100               -
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                100               -

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (159)            (48)

CASH AND CASH EQUIVALENTS  BEGINNING OF PERIOD                                           200              48
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS  END OF PERIOD                                        $          4  $            -
------------------------------------------------------------------------------------------------------------

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






The accompanying notes are an integral part of the financial statements

Atlas Resources International, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Consolidation

The condensed consolidated financial statements include the accounts of Atlas Resources International, Inc. and its wholly owned subsidiary, Globefruits, Inc. (collectively ""the Company""). Atlas Resources International, Inc. changed its name from Clements Golden Phoenix Enterprises, Inc. in May 2003. The wholly owned subsidiary changed its name from Clements Citrus Sales of Florida, Inc. to Globefruits, Inc in October 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

For further information, refer to the Company "s audited financial statements and footnotes thereto included in the Company "s Annual Report on Form 10KSB for the year ended March 31,


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Income (Loss) Per Share

The Company applies Statement of Financial Accounting Standards No. 128, ""Earnings Per Share"" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options to purchase shares of common stock. Outstanding stock equivalents were not considered in the calculation for periods in which the Company sustained a loss as their effect would have been antidilutive.


NOTE 3. GOING CONCERN CONSIDERATIONS

During the fiscal year ended March 31, 2003 and continuing in fiscal 2004, the Company experienced, and continues to experience, certain cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. As reflected in the condensed consolidated financial statements, the Company has incurred net losses of approximately $193,000 for the six months ended September 30, 2003, and as of September 30, 2003, the Company's consolidated financial position reflects a working capital deficiency of approximately $2,851,000. Management's plans with regard to these matters encompass the following actions:

Liquidity

1.   Financing from Third Party Sources

For the fiscal year ending March 31, 2004, the Company plans to continue its equity fundraising efforts and is in the process of completing a private placement with an individual under which the Company is attempting to raise $4,000,000 in exchange for shares of the Company"s common stock.

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


Profitability

1.   Business Plan

     The Company has formulated, and is in the process of implementing, a strategic plan focused on business development in terms of increased revenues and reduced operating expenses. The key elements of the plan include the following:

- Focus operations globally as opposed to limiting the Company "s markets to the Asian territories

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


NOTE 4. LOANS AND ACCRUED INTEREST RECEIVABLE FROM FORMER OFFICER

Loans and accrued interest receivable from a former officer is comprised of funds disbursed to or on behalf of a former officer for various personal expenditures. In July 2000, the Company began withholding from the former officer"s wages to pay back the loans. The loans bear interest at 8 1/2 1/2% per annum. During April 2001, the officer was terminated and management believes there is significant uncertainty regarding recoverability. Accordingly, the loans and related accrued interest have been fully reserved at September 30, 2002.


NOTE 5. CONVERTIBLE NOTES PAYABLE

At September 30, 2003, convertible notes payable consisted of the following:

- $100,000 note to a stockholder dated March 1, 2000. Interest accrues at a rate of 12% per annum on the unpaid principal balance and is due quarterly. The unpaid principal and accrued interest could have been converted into shares of the restricted common stock of the company at the option of the payee on or before March 1, 2001. Unpaid principal and accrued interest was due on March 1, 2001. The note has matured and is due on demand.

- $150,000 note to a stockholder dated October 19, 2000. Interest accrues at a rate of 12% per annum on the unpaid principal balance and is due quarterly. The unpaid principal and accrued interest could have been converted into shares of the restricted common stock of the company at the option of the payee on or before October 19, 2001. Unpaid principal and accrued interest was due on October 19, 2001. The note has matured and is due on demand.

- $250,000 note to a stockholder dated December 11, 2000. Interest accrues at a rate of 11% per annum on the unpaid principal balance and was due on April 10, 2001. The unpaid principal and accrued interest could have been converted into shares of the restricted common stock of the company at the option of the payee on or before April 10, 2001. As the note was not converted, the unpaid principal and accrued interest was due on April 10, 2001. However, the Company received an extension of the due date of the principal and accrued interest until October 10, 2001. In connection with this note, the Company issued the note holder 6,250 shares of the Company"s restricted common stock and warrants to purchase 6,250 additional shares of the Company"s restricted common stock. The note has matured and is due on demand.

NOTE 6. LOANS PAYABLE  STOCKHOLDERS

Certain stockholders have advanced funds to the Company for working capital purposes. These advances are evidenced by promissory notes with stated interest rates of 12% per annum. The principal and accrued interest are payable on demand.


NOTE 7. RELATED PARTIES

During the six months ended September 30, 2003, a company controlled by an officer of the Company paid operating expenses of approximately $500 on behalf of the Company. As of September 30, 2003, the balance due to the related company is approximately $31,000 and is included in accounts payable.

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

Results of Operations -For the Three and Six Months Ended September 30, 2003 and 2002

Financial Condition, Capital Resources and Liquidity

For the quarters ended September 30, 2003 and 2002, the Company recorded revenues of $0 and $0, respectively. For the six months ended September 30, 2003 and 2002, the Company recorded revenues of $0 and $0, respectively. Although the Company originally intended to be the first to market high quality 100% pure orange juice from concentrate to China and management received overwhelmingly positive response to its business plan, the Company has been unable to successfully enter this potentially lucrative market. As a result, the Company did not have any revenues and expects this trend to continue for the foreseeable future if management is unable to secure additional funding.

For the quarter ended September 30, 2003 and 2002, the Company had salary expenses of $42,249 and $0. For the six months ended September 30, 2003 and 2002, the Company had salary expenses of $87,354 and $0. The reason for the increase is that the Company employed an individual as its president.

For the quarter ended September 30, 2003 and 2002, the Company had selling, general and administrative expenses of $7,043 and $2,477, respectively. For the six months ended September 30, 2003 and 2002, the Company had selling, general and administrative expenses of $9,919 and $10,970, respectively. The reason for the sharp decrease in spending is a major scale back in operations.

The Company's liabilities continued to increase during the quarter ended September 30, 2003 as a direct result of the Company being unable to break into the Asian frozen drink market, as discussed in Results of Operations. While management has reduced the Company's expenses to what it feels is a sustainable level until the Company begins to sell its product, there is no indication that this trend will reverse itself and management may be forced to search for other areas in which to reduce expenses or seek other methods of raising capital.

Net Losses

For the quarter ended September 30, 2003 and 2002, the Company reported a net loss from operations of $97,847 and $62,976, respectively. For the six months ended September 30, 2003 and 2002, the Company reported a net loss from operations of $192,828 and $128,577, respectively.

The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

Employees

At September 30, 2003, the Company employed two (2) persons, Joseph Rizzuti, who acts as the Company's Chairman and Antonio Doria, who acts as the Company's President and Chief Executive Officer.

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

Item 2. Changes in Securities and Use of Proceeds

None.


Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the quarter ending September 30, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise. Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

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



                       ATLAS RESOURCES INTERNATIONAL, INC.
                                  (Registrant)


Date December 29, 2003       By: /s/ Joseph Rizzuti
                            ----------------------------------------
                            Joseph Rizzuti, Chairman

                              By: /s/ Antonio Doria
                            ----------------------------------------
                            Antonio Doria, President and CEO