Form 10QSB
period 2003-12-31
ATLAS RESOURCES INTERNATIONAL INC
filed 2004-02-23
CIK 1088664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2003

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

Yes [X] No [_]





As of December 31, 2003, there were 11,714,241 shares of voting stock of the registrant issued and outstanding.

                              Atlas Resources
                    International, Inc. and Subsidiary
                           FINANCIAL STATEMENTS
                             December 31, 2003







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

Condensed Consolidated Statements of Operations                           F-2

Condensed Consolidated Statements of Cash Flows                           F-3

Notes to Condensed Consolidated Financial Statements                      F-4

ATLAS RESOURCES INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------

                                                                  December 31,      March 31,
                                                                      2003            2003
                                                                  (Unaudited)       (Audited)
                                                                ----------------------------------


CURRENT ASSETS
Cash and cash equivalents                                          $           -     $         200
Accounts receivable, net of allowance of $110,404                              -                 -
Loans and accrued interest receivable from former officer,
net of allowance of $121,326                                                   -                 -
---------------------------------------------------------------- ---------------------------------------
Total current assets                                                           -               200

PROPERTY AND EQUIPMENT, NET                                                6,957            10,343
---------------------------------------------------------------- ---------------------------------------

TOTAL ASSETS                                                     $         6,957     $      10,543
================================================================ =======================================

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accounts payable                                                 $       627,516     $     593,674
Accrued expenses                                                         550,776           412,972
Accrued interest payable - stockholders                                  581,188           472,242
Convertible notes payable                                                500,000           500,000
Loans payable -- stockholders                                            681,348           681,248
TOTAL LIABILITIES                                                      2,940,828         2,660,136
---------------------------------------------------------------- ---------------------------------------

DEFICIENCY IN ASSETS
Common stock, $.001 par value; 50,000,000 shares authorized;
12,264,201 shares issued and outstanding                                  12,764            12,764
Additional paid-in capital                                             5,079,408         5,079,408
Accumulated deficit                                                   (8,026,043)       (7,741,765)
TOTAL DEFICIENCY IN ASSETS                                            (2,933,871)       (2,649,593)
---------------------------------------------------------------- ---------------------------------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                       $         6,957     $      10,543
================================================================ =======================================

See accompanying summary of notes to unaudited condensed consolidated financial statements.

ATLAS RESOURCES INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002

                                                         Three months ended                   Nine months ended
                                                            December 31,                         December 31,
                                                    -----------------------------------------------------------------
                                                       2003               2002               2003             2002
-------------------------------------------------- ------------------------------------------------------------------

REVENUE                                            $             -     $           -     $          -    $          -

COST OF GOODS SOLD                                               -                 -                -               -
-------------------------------------------------- ------------------------------------------------------------------

GROSS PROFIT (LOSS)                                              -                 -                -               -
-------------------------------------------------- ------------------------------------------------------------------

OPERATING EXPENSES
Bad debts - trade                                                -            28,160                -           28,160
Professional fees                                            5,736            23,535           28,307           67,317
Salaries                                                    42,249                 -          129,603                -
Selling, general and administrative                          6,057             4,712           15,976           15,682
Total operating expenses                                    54,042            56,407          173,886          111,159
-------------------------------------------------- --------------------------------- ---------------------------------

LOSS BEFORE OTHER INCOME (EXPENSE)                         (54,042)          (56,407)        (173,886)        (111,159)
-------------------------------------------------- --------------------------------- ---------------------------------

OTHER INCOME (EXPENSE)
Interest income                                                  -                 -                -                -
Interest expense                                           (37,408)          (37,399)        (110,392)        (111,224)
Total other income (expense)                               (37,408)          (37,399)        (110,392)        (111,224)
-------------------------------------------------- --------------------------------- ---------------------------------

NET LOSS                                                   (91,450)          (93,806)        (284,278)       (222,383)
================================================== ==================================================================

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED                                         $        (0.01)    $       (0.01)    $      (0.03)  $       (0.02)
================================================== ==================================================================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                      12,264,201        11,027,937       10,851,792      10,851,792
================================================== ==================================================================



See accompanying summary of notes to unaudited condensed consolidated financial statements.

ATLAS RESOURCES INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002


                                                                                     2003            2002
------------------------------------------------------------------------------- ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $     (284,278)  $      (222,383)
------------------------------------------------------------------------------- ------------------------------------
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation                                                                             3,386             4,013
Bad debt expense                                                                             -            28,160
Changes in operating assets and liabilities:
Accounts payable                                                                        33,842            58,584
Accrued interest payable                                                               108,946           110,737
Accrued expenses                                                                       137,804            20,841
Total adjustments                                                                      283,978           222,335
Net cash used in operating activities                                                     (300)              (48)
------------------------------------------------------------------------------- ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of stockholder loans                                                  100                 -
Net cash provided by financing activities                                                  100                 -
------------------------------------------------------------------------------- ------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                     (200)              (48)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                            200                48
------------------------------------------------------------------------------- ------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $           -   $             -
------------------------------------------------------------------------------- ------------------------------------

Supplemental Disclosure:
Cash paid for interest                                                           $           -   $             -
Cash paid for taxes                                                              $           -   $             -
=============================================================================== ====================================





See accompanying summary of notes to unaudited condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the Company"s audited financial statements and footnotes thereto included in the Company"s Annual Report on Form 10-KSB for the year ended March 31,


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


NOTE 3. GOING CONCERN CONSIDERATIONS

During the fiscal year ended March 31, 2003 and continuing in fiscal 2004, the Company experienced, and continues to experience, certain cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. As reflected in the condensed consolidated financial statements, the Company has incurred net losses of approximately $284,000 for the nine months ended December 31, 2003, and as of December 31, 2003, the Company's consolidated financial position reflects a working capital deficiency of approximately $2,941,000. Management's plans with regard to these matters encompass the following actions:

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


NOTE 5. CONVERTIBLE NOTES PAYABLE

At December 30, 2003, convertible notes payable consisted of the following:

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

NOTE 7. RELATED PARTIES

At December 31, 2003, the Company had a payable due to company related by common management of approximately $31,000.


NOTE 8. SUBSEQUENT EVENTS

In January, 2004, and in light of the significant financial constraints faced by the Company, the Company and its President have agreed that it would be in the Company's best interests for the President to take an unpaid leave of absence until such time as the financial condition of the Company improves. The employment agreement was to terminate in April, 2008.

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

Results of Operations -For the Three and Nine Months Ended December 31, 2003 and 2002

Financial Condition, Capital Resources and Liquidity

For the quarters ended December 31, 2003 and 2002, the Company recorded revenues of $0 and $0, respectively. For the nine months ended December 31, 2003 and 2002, the Company recorded revenues of $0 and $0, respectively. Although the Company originally intended to be the first to market high quality 100% pure orange juice from concentrate to China and management received overwhelmingly positive response to its business plan, the Company has been unable to successfully enter this potentially lucrative market. As a result, the Company did not have any revenues and expects this trend to continue for the foreseeable future if management is unable to secure additional funding.

For the quarter ended December 31, 2003 and 2002, the Company had salary expenses of $42,249 and $0. For the nine months ended December 31, 2003 and 2002, the Company had salary expenses of $129,603 and $0. The reason for the increase is that the Company employed an individual as its president.

For the quarter ended December 31, 2003 and 2002, the Company had selling, general and administrative expenses of $6,057 and $4,712, respectively. For the nine months ended December 31, 2003 and 2002, the Company had selling, general and administrative expenses of $15,976 and $15,682, respectively.

The Company's liabilities continued to increase during the quarter ended December 31, 2003 as a direct result of the Company being unable to break into the Asian frozen drink market, as discussed in Results of Operations. While management has reduced the Company's expenses to what it feels is a sustainable level until the Company begins to sell its product, there is no indication that this trend will reverse itself and management may be forced to search for other areas in which to reduce expenses or seek other methods of raising capital.

Net Losses

For the quarter ended December 31, 2003 and 2002, the Company reported a net loss from operations of $91,450 and $93,806, respectively. For the nine months ended December 31, 2003 and 2002, the Company reported a net loss from operations of $284,278 and $222,383, respectively.

The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

Employees

At December 31, 2003, the Company employed two (2) persons, Joseph Rizzuti, who acts as the Company's Chairman and Antonio Doria, who acts as the Company's President and Chief Executive Officer, although Mr. Doria has taken a leave of absence.

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

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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



                       ATLAS RESOURCES INTERNATIONAL, INC.
                                  (Registrant)


Date February 23, 2004       By: /s/ Joseph Rizzuti
                            ----------------------------------------
                            Joseph Rizzuti, Chairman, acting CEO and acting CFO